Form 10KSB
period 1995-12-31
SUN HARBOR FINANCIAL RESOURCES INC
filed 1996-07-03
CIK 841360

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-KSB


/X/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                      COMMISSION FILE NUMBER:  033-27508-LA



                      SUN HARBOR FINANCIAL RESOURCES, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)


          DELAWARE                                       33-0338441
(STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

   5001 East Commercenter Drive, Suite 245, Bakersfield, California 93309
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                       (ZIP CODE)

                   ISSUER'S TELEPHONE NUMBER:  (805) 637-1000

          Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes     No  X
           ---    ---

          Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

          State issuer's revenues for its most recent fiscal year: $277,277.

          The aggregate market value of the voting stock held by non-affiliates (23,465,200 shares of Common Stock) was $234,652.00 as of June 3, 1996. The stock price for computation purposes was $0.01, based on the closing sale price for the Registrant's Common Stock on NASDAQ Bulletin Board on June 3, 1996.
This value is not intended to be a representation as to the value or worth of the Registrant's shares of Common Stock. The number of shares of non-affiliates of the Registrant has been calculated by subtracting shares held by persons affiliated with the Registrant from outstanding shares. The number of shares outstanding of the Registrant's Common Stock as of June 3, 1996 was 29,465,200 shares.

                      SUN HARBOR FINANCIAL RESOURCES, INC.

                             INDEX TO ANNUAL REPORT
                                 ON FORM 10-KSB
                                                                      Page
                                                                      ----
PART I

   Item 1.  DESCRIPTION OF BUSINESS & PLAN OF OPERATION. . . . . . . .  3

   Item 2A. FACTORS THAT MAY AFFECT FUTURE RESULTS . . . . . . . . . .  8

   Item 2.  PROPERTIES . . . . . . . . . . . . . . . . . . . . . . . . 10

   Item 3.  LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . 10

   Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
            HOLDERS. . . . . . . . . . . . . . . . . . . . . . . . . . 10

PART II

   Item 5.  MARKET FOR COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS. . . . . . . . . . . . . . . . . . . . 11

   Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS. . . . . . . 12

   Item 7.  FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . 13

   Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE . . . . . . . . . . 13

PART III

   Item 9.  DIRECTORS, EXECUTIVE OFFICERS AND CONTROL
            PERSON; COMPLIANCE WITH SECTION 16(a) OF THE
            EXCHANGE ACT . . . . . . . . . . . . . . . . . . . . . . . 14

   Item 10. EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . 17

   Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT . . . . . . . . . . . . . . . . . . . . . . 18

   Item 12. CERTAIN RELATIONSHIPS AND
            RELATED TRANSACTIONS . . . . . . . . . . . . . . . . . . . 19

   Item 13. EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . 19

                                   PART I

ITEM 1.   DESCRIPTION OF BUSINESS

COMPANY BACKGROUND

          Sun Harbor Financial Resources, Inc., a Delaware Corporation ("the Company"), was incorporated in the State of Delaware on May 3, 1988. On August 25, 1988, the Company effectuated a tax free reorganization ("the Acquisition") under Section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended. As a result of the Acquisition, the Company acquired Sun Harbor Mortgage, Inc., a California Corporation ("SHMI"), incorporated in the State of California on January 26, 1981, which became a wholly-owned subsidiary of the Company. SHMI is a financial intermediary and operates a mortgage banking firm with activities in San Diego , California. In addition, the Company's second wholly-owned subsidiary, Peninsula Funding Corporation ("PFC"), is a trustee corporation that SHMI specifies in it's Deeds of Trust to represent the beneficiary, supervise foreclosure proceedings, and issue reconveyances. The Company derives reconveyance and trustee fee revenues through PFC operations. On September 11, 1989 a third wholly-owned subsidiary, Pacific Empire Escrow, Inc. ("PEEI") was incorporated as a California corporation. Pacific Empire Escrow, Inc. was intended to be an independent Escrow company operating in the state of California. However, Pacific Empire Escrow never became operational, and SHMI formed an Escrow Department to provide Escrow Services for loans that directly involve SHMI. On July 27, 1993, Pacific Empire Escrow, Inc. formally amended its Articles of Incorporation to change its name to Sun Harbor Insurance Services, Inc. ("SHISI"). SHISI offered insurance agency services within San Diego county during the final two quarters of 1993 and for a portion of the first quarter of 1994. However, as a result of a management decision, SHISI's operations were terminated in March 1994. In September, 1994 Sun Harbor Insurance Services, Inc. formally amended its Articles of Incorporation to change its name to Sun Harbor Leasing, Inc. ("SHLI"). SHLI offers a wide range of leases on automobiles, aircraft, boats, office equipment, etc. to Lessees in San Diego and other Southern California counties. SHLI became operational during the fourth quarter of 1994.

1995 ACTIONS RE: DIVESTITURE

          On October 31, 1995, the Company's Board of Directors approved the proposed sale of the Company's three wholly-owned subsidiaries, Sun Harbor Mortgage, Inc., Sun Harbor Leasing, Inc., and Peninsula Funding Corporation (collectively, the "Subsidiaries"). The proposed sale of the Subsidiaries is subject to the approval of the Company's shareholders for which the Company will be filing a proxy with the U.S. Securities and Exchange Commission.

          The sale was undertaken pursuant to a Board of Director's resolution previously adopted in May 1995 and after the Board of Directors reviewed the cumulative history of losses incurred by the Company over the past five years and the limited profitable business opportunities that the Board of Directors identified in the Company's mortgage banking business. On this basis, the Board of Director retained the services of an independent valuation expert retained to establish the fair market value of the three subsidiaries as of June 29, 1995.

          After review of the valuation opinion received, the Board of Directors voted to sell the three subsidiaries to David W. Langill, at a selling price of fifteen thousand dollars in accordance with the terms of the "Stock Purchase Agreement Between Sun Harbor Financial Resources, Inc. and David W. Langill" (the "Agreement"). Mr. Langill is a co-founder of the Subsidiaries and a co-founder, officer, and director of the Company. If the sale of the Subsidiaries is approved by the Company's shareholders, the Company will have no remaining operating businesses and its only assets will be certain cash assets and the Promissory Note (the "Note") that the Company received from Mr. Langill in exchange for the sale of the Subsidiaries.

          Under the terms of the Agreement, Mr. Langill has agreed to assume all liabilities, known or unknown, whether asserted or unasserted, whether liquidated or unliquidated, and whether due or to become due, including and liability for taxes, office equipment, and other leases, rents, and other obligations of the Subsidiaries except for certain limited obligations. The Note bears interest at 8%, with a principal amount of fifteen thousand dollars and requires a monthly payment of five hundred dollars beginning January 15, 1996. All unpaid principal and interest is due the Company in full no later than June 29, 1998.

          The "Company", as used herein, refers to the consolidated entity unless otherwise noted.

BUSINESS SERVICES PRIOR TO JUNE 30, 1995

          Prior to June 30, 1995 and subject to approval of the Company's shareholders, Company has had three wholly-owned subsidiary corporations, Sun Harbor Mortgage, Inc. ("SHMI"), Peninsula Funding Corporation ("PFC") and Sun Harbor Leasing, Inc. ("SHLI"). SHMI, PFC and SHLI are California corporations. SHMI is a Mortgage Banking and Brokerage firm, PFC is a Trustee corporation and SHLI offers vehicle leasing services. Through its operating subsidiaries, the Company had seven business services:

               1).  Equity Lending

               2).  Loan Servicing

               3).  Residential Mortgage Banking Services

               4).  Commercial Loan Brokering Services

               5).  Reconveyance and Trustee Fee Services

               6).  Escrow Services

               7).  Vehicle Leasing Services

PLAN OF OPERATION

               The Company, pending the approval of its shareholders, will become a "clean public shell" and thereby seek to either merge with or acquire an operating company with operating history and assets. The Securities and Exchange Commission has defined and designated these types of companies as "blind pools" and "blank check" companies.

               The primary activity of the Company will likely involve seeking merger or acquisition candidates with whom it can either merge or acquire. The Company has not selected any company for acquisition or merger and does not intend to limit potential acquisition candidates to any particular field or industry, but does retain the right to limit acquisition or merger candidates, if it so chooses, to a particular field or industry. The Company's plans are in the conceptual stage only.

               The Company will not restrict its search to any specific business, industry or geographical location, and the Company may participate in a business venture of virtually any kind or nature. The discussion of the proposed business under this caption is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities.

               The Company intends to obtain funds in one or more private placements to finance the operation of any acquired business. Persons purchasing securities in these placements and other shareholders will likely not have the opportunity to participate in the decision relating to any acquisition. The Company's proposed business is sometimes referred to as a "blind pool" because any investors will entrust their investment monies to the Company's management before they have a chance to analyze any ultimate use to which their money may be put. Consequently, the Company's potential success is heavily dependent on the Company's management, which will have virtually unlimited discretion in searching for and entering into a business opportunity. There can be no assurance that the Company will be able to raise any funds in private placements.

               Management anticipates that it will only participate in one potential business venture. This lack of diversification should be considered a substantial risk in investing in the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

               The Company may seek a business opportunity with a firm which only recently commenced operations, or a developing company in need of additional funds for expansion into new products or markets, or seeking to develop a new product or service, or an established business which may be experiencing financial or operating difficulties and is in the need for additional capital which is perceived to be easier to raise by a public company. In some instances, a business opportunity may involve the acquisition or merger with a corporation which does not need substantial additional cash but which desires to establish a public trading market for its common stock. The Company may purchase assets and establish wholly owned subsidiaries in various businesses or purchase existing businesses as subsidiaries.

               The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky.
Because of general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, management believes that there are numerous firms seeking the benefits of a publicly traded corporation. Such perceived benefits of a publicly traded corporation may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for the principals of a business, creating a means for providing incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all shareholders, and other factors. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

               As is customary in the industry, the Company may pay a finder's fee for locating an acquisition prospect. If any such fee is paid, it will be approved by the Company's Board of Directors and will be in accordance with the industry standards. Such fees are customarily between 1% and 5% of the size of the transaction, based upon a sliding scale of the amount involved. Such fees are typically in the range of 5% on a 41,000,000 transaction ratably down to 1% in a $4,000,000 transaction.

               The Company has insufficient capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will offer owners of business opportunities the opportunity to acquire a controlling ownership interest in a public company at substantially less cost than is required to conduct an initial public offering.

               The owners of the business opportunities will, however, incur significant post-merger or acquisition registration costs in the event they wish to register a portion of their shares for subsequent sale. The Company will also incur significant legal and accounting costs in connection with the acquisition of a business opportunity including the costs of preparing post-effective amendments, Forms 8-K, agreements and related reports and documents, nevertheless, the officers and directors of the Companies have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

               The company does not intend to make any loans to any prospective merger or acquisition candidates or to unaffiliated third parties.

EVALUATION OF OPPORTUNITIES

               The analysis of new business opportunities will be undertaken by or under the supervision of the officers and directors of the Company. Management intends to concentrate on identifying prospective business opportunities which may be brought to its attention through present associations with management. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operation, if any; prospects for the future; present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services or trades; name identification; and other relevant factors. Officers and directors of each Company will meet personally with management and key personnel of the firm sponsoring the business opportunity as part of their investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors.

               The Company will not acquire or merge with any company for which audited financial statements cannot be obtained. It may be anticipated that any opportunity in which the Company participates will present certain risks. Many of these risks cannot be adequately identified prior to selection of the specific opportunity, and the Company's shareholders must, therefore, depend on the ability of management to identify and evaluate such risk. In the case of some of the opportunities available to the Company, it may be anticipated that the promoters thereof have been unable to develop a going concern or that such business is in its development stage in that it has not generated significant revenues from its principal business activities prior to the Company's participation.

               There is a risk, even after the Company's participation in the activity and the related expenditure of the Company's funds, that the combined enterprises will still be unable to become a going concern or advance beyond the development stage. Many of the opportunities may involve new and untested products, processes, or market strategies which may not succeed. Such risks will be assumed by the Company and, therefore, its shareholders.

               The Company will not restrict its search for any specific kind of business, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is currently impossible to predict the status of any business in which the Company may become engaged, in that such business may need additional capital, may merely desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

ACQUISITION OF OPPORTUNITIES

               In implementing a structure for a particular business acquisition, the company may become a party to a merger, consolidation, reorganization, joint venture, franchise or licensing agreement with another corporation or entity. It may also purchase stock or assets of an existing business. On the consummation of a transaction, it is possible that the present management and shareholders of the Company will not be in control of the Company. In addition, a majority or all of the Company's officers and directors may, as part of the terms of the acquisition transaction, resign and be replaced by new officers and directors without a vote of the Company's shareholders.

               It is anticipated that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of this transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at a specified time thereafter. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's Common Stock may have a depressive effect on such market.

               While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so called "tax-free" reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code"). In order to obtain tax free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company, including investors in this offering, would retain less than 20% of the issued and outstanding shares of the surviving entity, which could result in significant dilution in the equity of such shareholders.

               As part of the Company's investigation, officers and directors of the Company will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check reference of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise.

               The manner in which each Company participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity, and the relative negotiating strength of the Company and such other management.

               With respect to any mergers or acquisitions, negotiations with target company management will be expected to focus on the percentage of the Company which target company shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilative effect on the percentage of shares held by the Company's then shareholders, including purchasers in this offering. (See "Factors That May affect Future Results").

               The Company will not have sufficient funds (unless it is able to raise funds in a private placement) to undertake any significant development, marketing and manufacturing of any products which may be acquired. Accordingly, following the acquisition of any such product, the Company will, in all likelihood be required to either seek debt or equity financing or obtain funding from third parties, in exchange for which the Company would probably be required to give up a substantial portion of its interest in any acquired product. There is no assurance that the Company will be able either to obtain additional financing or interest third parties in providing funding for the further development, marketing and manufacturing of any products acquired.

               It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs therefore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business incurred.

EMPLOYEES

          The Company has a total of two employees, both of whom are salaried employees serving in management and administrative capacities.


ITEM 2A.  FACTORS THAT MAY AFFECT FUTURE RESULTS

1. NEW COMPANY: NO REVENUES FROM OPERATION; RISK OF LOSS. The Company faces all of the risks inherent in a new business, coupled with the risks involved with a blind pool/blank check company. Since the Company, subject to shareholder approval, has sold its existing businesses, there is no information at this time upon which to base an assumption that its plans will either materialize or prove successful. There can be no assurance that any of the Company's business activities will result in any operating revenues or profits. Investors should be aware that they may lose all or substantially all of their investment.

2. NO FULL-TIME EMPLOYEES. The Company has no full-time employees and management and none of its officers devote their full time to the Company's proposed business affairs. None of the officers or directors receives a salary, but are reimbursed for any expenses they may incur in the activities of the Company. Due to the fact that no salaries are paid to officers of the Company and that members of management are engaged in activities outside the operation of the Company, the ability and speed for the Company to effect a merger or acquisition may be significantly impaired.

3. RELIANCE UPON OFFICERS; LIMITED TIME TO DEVOTE TO COMPANY BUSINESS. The Company is dependent upon the personal efforts and abilities of its two officers and directors, who devote only limited time to the affairs of the Company. The officers and directors of the Company have certain business experience but have limited experience in acquisition or merger activities. The officers and directors have not agreed to expend any specific amount of time on behalf of the Company, but will devote such time as necessary to identify and consummate a merger or acquisition.

4. LIMITED FINANCIAL RESOURCES AND NEED FOR ADDITIONAL FINANCING. The Company's financial resources are minimal. The Company needs to obtain additional financing from the sale of the Company's Common Stock, Debt, or some combination thereof in order to undertake further business plans. The Company's ability to operate as a going concern is contingent upon its receipt of additional financing through private placements or by loans. The Company's business may require additional funds in the future. There can be no assurance that if additional funds are required they will be available, or, if available, that they can be obtained on terms satisfactory to Management. In the event the Company elects to issue stock to raise additional capital, any rights or privileges attached to such stock may either (i) dilute the percentage of ownership of the already issued common shares or (ii) dilute the value of such shares. No rights or privileges have been assigned to the stock and any such rights and privileges will be at the total discretion of the Board of Directors of the Company. There can be no guarantee that the Company will be able to obtain additional financing, or if successful, that it will be able to do so on terms that are reasonable in light of current market conditions.

5. LIMITED TRADING MARKET FOR COMMON STOCK. The Company's Common Stock is traded (OTC) on the Electronic Bulletin Board. Trading for the stock is sporadic and at present there is a limited market for the Company's Common Stock. At the present time, there is a limited public market for the Company's Common Stock, and there can be no assurance that a market will in fact develop. Even if a market does develop, it may not be sustained.

6. LIMITED FACILITIES AND LOCATION. The Company presently maintains initial principal offices at the offices of its President. The office space is supplied at no cost. The Company pays its own charges for long distance telephone calls and other miscellaneous secretarial, photocopying and similar expenses.

7. LACK OF REVENUES AND DEVELOPMENT STAGE COMPANY. The Company faces all of the risks inherent in a new business. There is no information at this time upon which to base an assumption that its plans will either materialize or prove successful. There can be no assurance that any of the Company's business activities will result in any operating revenues or profits. Investors should be aware that they may lose all or substantially all of their investment.

8. LACK OF DIVIDENDS. The company has not paid dividends and does not contemplate paying dividends in the foreseeable future.

9. COMPETITION. The Company is an insignificant participant among firms which engage in business combinations with, or financing of, development stage enterprises. There are many established management and financial consulting companies and venture capital firms which have significantly greater financial and personnel resources, technical expertise and experience than the Company. In view of the Company's limited financial resources and management availability, the Company will continue to be at significant competitive disadvantage vis-avis the Company's competitors.

10. REGULATION & TAXES. The Investment Company Act of 1940 defines an "investment company" as an issuer which is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading of securities. While the Company does not intend to engage in such activities, the Company could become subject to regulation under the Investment Company Act of 1940 in the event the Company obtains or continues to hold a minority interest in a number of development stage enterprises. The Company could be expected to incur significant registration and compliance costs if required to register under the Investment Company Act of 1940. Accordingly, management will continue to review the Company's activities from time to time with a view toward reducing the likelihood the Company could be classified as an "investment company." The Company intends to structure a merger or acquisition in such manner as to minimize Federal and State tax consequences to the Company and to any target company.

11. POSSIBLE RULE 144 STOCK SALES. A total of 28,470,000 shares of the Company's outstanding Common Stock are "restricted securities" and may be sold only in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration. Rule 144 provides that a person holding restricted securities for a period of two years may thereafter sell in brokerage transactions, an amount not exceeding in any three month period the greater of either (i) 1% of the Company's outstanding Common Stock, or (ii) the average weekly trading volume during a period of four calendar weeks immediate preceding any sale. Persons who are not affiliated with the Company and who have held their restricted securities for at least three years are not subject to the volume limitation. Possible or actual sales of the Company's Common Stock by present shareholders under Rule 144 may have a depressive effect on the price of the Company's Common Stock in any market which may develop.

12. RISKS OF LOW PRICED STOCKS. Limited and sporadic trading for the Company's Common Stock currently exists in the over-the-counter market in the so-called "pink sheets," or the NASD's "Electronic Bulletin Board." Consequently, a shareholder may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the Company's securities. In the absence of a security being quoted on NASDAQ, or the Company having $2,000,000 in net tangible assets, trading in the Common Stock is covered by Rule 3a51-1 promulgated under the Securities Exchange Act of 1934 for non-NASDAQ and non-exchange listed securities. Under such rule, broker/dealers who recommend such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse) must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale.

          Securities are also exempt from this rule if the market price is at least $5.00 per share, or for warrants, if the warrants have an exercise price of at least $5.00 per share. The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure related to the market for penny stocks and for trades in any stock defined as a penny stock. The Commission has recently adopted regulations under such Act which define a penny stock to be any NASDAQ or non-NASDAQ equity security that has a market price or exercise price of less than $5.00 per share and allow for the enforcement against violators of the proposed rules.

          In addition, unless exempt, the rules require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule prepared by the Commission explaining important concepts involving the penny stock market, the nature of such market, terms used in such market, the broker/dealer's duties to the customer, a toll-free telephone number for inquiries about the broker/dealer's disciplinary history, and the customer's rights and remedies in case of fraud or abuse in the sale.

          Disclosure also must be made about commissions payable to both the broker/dealer and the registered representative, current quotations for the securities, and if the broker/dealer is the sole market-maker, the broker/dealer must disclose this fact and its control over the market.

          Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. While many NASDAQ stocks are covered by the proposed definition of penny stock, transactions in NASDAQ stock are exempt from all but the sole market-maker provision for (i) issuers who have $2,000,000 in tangible assets ($5,000,000 if the issuer has not been in continuous operation for three years), (ii) transactions in which the customer is an institutional accredited investor and (iii) transactions that are not recommended by the broker/dealer. In addition, transactions in a NASDAQ security directly with the NASDAQ market-maker for such securities, are subject only to the sole market-maker disclosure, and the disclosure with regard to commissions to be paid to the broker/dealer and the registered representatives.

          Finally, all NASDAQ securities are exempt if NASDAQ raised its requirements for continued listing so that any issuer with less then $2,000,000 in net tangible assets or stockholder's equity would be subject to delisting. These criteria are more stringent than the proposed increased in NASDAQ's maintenance requirements.

          The Company's securities are subject to the above rules on penny stocks and the market liquidity for the Company's securities could be severely affected by limiting the ability of broker/dealers to sell the Company's securities.

ITEM 2.   PROPERTIES

EXECUTIVE OFFICES

          The Company's current offices at 5001 Commercenter Drive, Suite 245, Bakersfield, California 93309 are provided rent-free by the Company's President, Peter H. Norman.


ITEM 3.   LEGAL PROCEEDINGS

          The Company is not currently the subject of any existing litigation. However, the Company has received a claim by a Frank Merchat, a shareholder of the Company, who seeks the Company's payment of $25,000 on a promissory note together with other assorted claims. The Company is currently evaluating Mr. Merchat's claim and has had discussions with him. The Company is not able to assess or predict the outcome of these discussions and the amount and costs of any settlement it may incur in connection with this matter.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The last meeting of the Company's shareholders was held on May 18, 1989. There were no matters submitted to a vote of shareholders during the fiscal year ending December 31, 1995.

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

          The Company's Common Stock is traded on the NASDAQ Bulletin Board. The following table reflects the high and low prices of the Company's Common Stock for the two years ended December 31, 1995.

1994                         High ($)               Low ($)
- ----                         --------               -------

1st Quarter. . . . . . . . .   0.01                  0.01

2nd Quarter. . . . . . . . .   0.01                  0.01

3rd Quarter. . . . . . . . .   0.02                  0.01

4th Quarter. . . . . . . . .   0.02                  0.01

1995
- ----

1st Quarter. . . . . . . . .   0.02                  0.01

2nd Quarter. . . . . . . . .   0.02                  0.01

3rd Quarter. . . . . . . . .   0.01                  0.01

4th Quarter. . . . . . . . .   0.01                  0.01


          The Company has followed the policy of reinvesting earnings in the business and, consequently, has not paid any cash dividends. At the present time, no change in this policy is under consideration by the Board of Directors. The payment of cash dividends in the future will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial requirements and condition, opportunities for reinvesting earnings, business conditions and other factors. The number of shareholders of record of Common Stock on June 3, 1996 was approximately 737.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

          From the Company's incorporation in 1988 to June 30, 1995, the Company has offered mortgage banking and brokering, loan servicing and trustee services.

          During this period, Company's revenues were derived from its various business activities. Origination fee income was derived by virtue of the Company's equity loan program, residential mortgage banking service and commercial loan brokering service. Servicing income was derived from the Company's loan servicing activity. Reconveyance and foreclosure fees were derived by the Company's trustee. Escrow fees were derived from the Company's Escrow activities. And leasing fees and income were derived from the Company's vehicle leasing activities which represent a combination of lease servicing fees and origination fees.

          The Company also derived revenue from interest obtained from borrower payments on primissory notes secured by Deeds of Trust that were owned by the Company.

RESULTS OF OPERATIONS

          Total Revenues for the year ended December 31, 1995 were $277,277 (representing revenues for the six month period prior to June 30, 1995, the date at which the Company's executed the agreement to sell the Company's three subsidiaries), a decrease of more than 68% compared with the year ended December 31, 1994 (the latter, representing the full 12 month fiscal year revenues from the three subsidiaries). The decrease from 1994 to 1995 was primarily due to:

                      (i.) the sale of the Company's three subsidiaries to Mr. Langill on June 30, 1995 (as discussed above); and

                      (ii.) the declining monthly operating rate of the Company due to a deteriorating real estate market in Southern California.

          General Administrative & Selling Expenses as a percentage of total revenue were 122% and 113% in 1995 and 1994, respectively. The increase in the General Administrative & Selling Expenses percentage from 1994 to 1995 was primarily the result of the fixed cost characteristics of these salary, legal, accounting, audit, and office expenses.

          Depreciation Expense was $7,000 in fiscal 1995 compared to $26,215 in 1994. The decline in these expenses was impacted largely by the sale of the Company's three subsidiaries to Mr. Langill (as discussed above). Interest Expense was $12,590 compared to 1994's $23,277. The 46% decrease from 1994 to 1995 in Interest Expense was primarily due to Mr. Langill's assumption of nearly all of the Company's debt (pursuant to the sale agreement discussed above).

          As a result, the Company recorded a Net Loss of $83,490 in 1995 compared to a Net Loss of $130,905 in 1994. The Company's Loss Per Share in 1995 were $0.0028 compared to a Loss Per Share of $0.0094 in 1994.

LIQUIDITY AND CAPITAL RESOURCES

          There are several components which affect the Company's ability to meet its financial needs, including funds generated from operations, levels of accounts receivable, capital expenditures, short-term borrowing capacity and the ability to obtain long-term capital on reasonable terms. For the year ended December 31, 1995, the Company experienced a cash flow before financing activities of $602. After financing activities, which utilized $21,969, the Company recorded a net decrease in cash for 1995 of $76,516. In 1994, the Company experienced a positive cash flow before financing activities of $30,479. After financing activities, which used funds of $62,573, the Company recorded a net decrease in cash for 1994 of $102,259.

IMPACT OF INFLATION

          Inflation has not had a significant effect on the Company's operation during the three years ending December 31, 1995.

ITEM 7.   FINANCIAL STATEMENTS

          The financial statements and related financial information required to be filed hereunder are indexed on page 20 of this report and are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None during 1995. On June 13, 1996 the Company was informed that Cashuk, Wiseman and Goldberg was resigning as the Company's auditor. The Company has had no disagreements of any type with Cashuk, Wiseman and Goldberg at any time since inception of its engagement of Cashuk, Wiseman and Goldberg in April 1988. However, the Company has appointed Lawrence P. Rub, CPA as its auditor.

                                    PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSON; COMPLIANCE WITH
          SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

          The names and ages of the Directors and Executive Officers of the Company are as follows:

     NAME                   AGE   POSITION                             SINCE
     ----                   ---   --------                             -----
     Peter H. Norman . . .  57    Chairman, President, & CEO          04-18-95

     Lisa Norman . . . . .  57    Secretary, Treasurer, & Director    10-05-95

     Allison Gilbert . . .  67    Director                            06-10-90

     David W. Langill. . .  35    Director                            05-20-88

     Paul N. Gray. . . . .  79    Director                            04-12-92

          The Directors serve until the next annual meeting of shareholders or until their successors are elected.

          PETER H. NORMAN was elected Chairman of the Board, President, and Chief Executive Officer of the Company since October 5, 1995 and was elected a Director on April 18, 1995. From 1993 to the present, Mr. Norman has been President of the Ancona Group, Ltd., a public company traded on the Electronic Bulletin Board (OTC). From 1992 to the present, Mr. Norman has been President of American Tree Farms, Inc. From 1992 to the present, Mr. Norman has been President of Great Life, Inc. From 1991 to the present, Mr. Norman has been President of American Home Alliance Industries, Ltd., a public company traded on the Electronic Bulletin Boards (OTC) and its subsidiary, American Home Alliance, Inc., a real estate and construction company of Bakersfield, California. From 1990 to the present, Mr. Norman has been President of Summit Fine Arts and President of Valparaiso Industries. Mr. Norman is also the husband of Lisa Norman, the Company's Secretary, Treasurer, and Director.

          LISA NORMAN was elected Secretary, Treasurer, and Director of the Company on October 5, 1995. From 1993 to the present, Ms. Norman has been Vice President, Secretary, and Treasurer of American Home Alliance, Inc., a real estate and construction company of Bakersfield, California. From 1993 to the present, Ms. Norman has been Vice President, Secretary, and Treasurer of Ancona Group, Ltd., a public company traded on the Electronic Bulletin Board (OTC). From 1992 to the present, Ms. Norman has been Vice President, Secretary, and Treasurer of American Tree Farms, Inc. and Vice President, Secretary, and Treasurer of Great Life, Inc. From 1991 to the present, Ms. Norman has been Vice President, Secretary, and Treasurer of American Home Alliance Industries, Ltd., a public company traded on the Electronic Bulletin Board (OTC) and its subsidiary, American Home Alliance, Inc., a real estate and construction company. From 1990 to the present, Ms. Norman has been Vice President, Secretary, and Treasurer of Summit Fine Arts and Vice President, Secretary, and Treasurer of Valparaiso Industries. From 1978 to 1994, Ms. Norman was Vice President and Secretary of Victorian Mortgage of Mission Veijo and San Clemente, California. From 1978 to 1994 she was Vice President and Secretary-Treasurer of Peter Norman and Associates, a private investment company. From 1969 to 1978, Ms. Norman was Assistant to the President and CEO of Rocca Finanz AG, Glarus, Switzerland. From 1967 to 1969 she was Executive Secretary and Translator for Booz, Allen, Hamilton Management Consultants in Dusseldorf, Germany. From 1963 to 1967 she was Executive Secretary to the Personnel Manager of American Celanese Corporation at various locations throughout Europe. Ms. Norman is the wife of Peter H. Norman, the Company's Chairman, President, and CEO.

          ALLISON GILBERT has been a Director of the Company since June 12, 1990. Mr. Gilbert is now retired. Prior to retirement, he was a College Administrator and Professor at Mira Costa College in Oceanside, California, and had been involved in the field of education since 1953. Highlights of Mr. Gilbert's career included being chosen as Community College Dean of the Year in the State of California, and as High School Football Coach of the Year in San Diego County. Mr. Gilbert played baseball in the Detroit Tiger organization after receiving his discharge from the United States Marine Corps.

          DAVID W. LANGILL has been a Director of the Company since May 20, 1988. From January 1987 to the present, he has been Executive Vice President of SHMI. In this capacity, he generally administers the Company's Equity Loan program, and specifically locates investors to fund these Equity Loans. He is also responsible for SHMI loan servicing and loan tracking, and for all Peninsula Funding Corporation activities. Mr. Langill maintains the Company's Trust Accounts, supervises payroll, personnel, accounting and bookkeeping, and reports to the State of California Department of Real Estate, Department of Corporations, Franchise Tax Board and the US Internal Revenue Service. He generally functions as the Company's Comptroller. From July 1985 to January 1987, Mr. Langill was a Loan Officer for Sundstrom Mortgage Company, Inc. of San Diego, California. In this capacity, he was responsible for the processing, underwriting packaging and brokering of commercial, industrial and multi-family loans. In 1985, he was Task Force Member at Bankers Funding Corporation (now Goldome Realty) in Newport Beach, California. His duties included paying taxes of FHA/VA and conventional residential loans in fifteen states, problem solving of serviced loans, tracking of problem loans serviced by the company, and segregating loans for the foreclosure department. Prior to this, Mr. Langill was Research Assistant of Marcus and Millichap Real Estate in Long Beach, California. His responsibilities included researching multi-family commercial and industrial properties, primarily focusing on rental rates, tenant mixes, rent per square foot, demographics, loan-to-values, construction breakdowns and property profit and loss statements. he also tracked buyers and sellers by price range and suitability. Mr. Langill holds a Bachelor of Science Degree in Business Administration from California State University at Long Beach, California. He also holds a California Real Estate Brokers License.

           ALLISON E. GILBERT has been a director of the Company since June 12, 1990. Mr. Gilbert is now retired. Prior to retirement, he was a College Administrator and Professor at Mira Costa College in Oceanside, California, and has been involved in the field of education since 1953. Highlights of Mr. Gilbert's career included being chosen as Community College Dean of the Year in San Diego County. Mr. Gilbert played baseball in the Detroit Tiger organization after receiving his discharge from the United States Marine Corps.

          PAUL N. GRAY has been a director of the Company since April 20, 1992. He is the President of Universal Technology International, located in Milpitas, California, a company engaged in the sale of various weapon systems to Korea, Taiwan, Japan, Singapore, Malaysia and other Asian countries. Prior to forming UTI, Mr. Gray was Director of Foreign Military Sales for Litton Industries, and lived in Tokyo for eight years. Mr. Gray retired from the United States Navy after serving honorably in WWII, Korea and Vietnam, being awarded numerous medals and citations including the Distinguished Service Medal, Silver Star, Bronze Star, 2 Purple Hearts, etc. Upon graduation from the U.S. Naval Academy, Mr. Gray was assigned to the battleship U.S.S. South Dakota where he participated in the battles of Santa Cruz and Guadalcanal. Upon returning to the United States in 1942, he underwent flight training and was subsequently returned to the Pacific as a dive bomber pilot, being involved in the invasion of Guam and Saipan. He was flying from the carrier U.S.S. Lexington when WWII ended. During the Korean war, he was the Commanding Officer of Attack Squadron 54, based on the U.S.S. Essex. After completing the National War College in 1968, Mr. Gray was assigned to Vietnam as Commander of the River Patrol Force based in the Mekong Delta. He also has been the Commanding Officer of the Naval Air Station at New Orleans, the Attack Carrier U.S.S. Kearsarge and the Fleet Base at Yokosuka, Japan. Mr. Gray is a graduate of the U.S. Naval Academy, the national War College and the Naval Postgraduate School. He holds a Masters Degree in International Economics from George Washington University and a Masters of Business Administration from National University of San Diego. Mr. Gray is currently retired from the U.S. Navy and is also a member of CIRA, the Central Intelligence Agency Retired Association.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

          Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors, executive officers and persons who own more than 10% of the Company's Common Stock (collectively "Covered Persons") to file initial reports of ownership (Form 3) and reports of changes in ownership of Common Stock (Forms 4 and Forms 5) with the Securities and Exchange Commission (the "Commission") as well as the Company and any exchange upon which the Company's Common Stock is listed.

          The Company is required to identify Covered Persons that the Company knows have failed to file or filed late Section 16(a) reports during the previous fiscal year. To the Company's knowledge, the following Covered Persons during the fiscal year ended December 31, 1995 failed to file on a timely basis reports required by Section 16(a) of the Exchange Act:

                                                     NUMBER OF REPORTS NOT FILED ON A
      NAME                   POSITION                         TIMELY BASIS(1)
      ----                   --------                --------------------------------

Peter H. Norman . . .   President, Chairman of      Form 3; Form 4 (1 report); Form 5
                        the Board, CEO

Lisa Norman . . . . .   Secretary, Treasurer,
                        Director (1)                Form 3; Form 5

Allison Gilbert . . .   Director                    Form 3; Form 4 (1 report); Form 5

David W. Langill. . .   Director                    Form 5

Paul N. Gray. . . . .   Director                    Form 5

__________________________

               (1)To the Company's knowledge, based solely on a review of the copies of the reports furnished to the Company by such persons in the fiscal year ended December 31, 1995, such persons have subsequently filed the reports required by Section 16(a) of the Exchange Act.

ITEM 10.  EXECUTIVE COMPENSATION

          The following table shows for the fiscal years ended December 31, 1995, 1994, and 1993 the cash compensation paid by the Company as well as certain other compensation paid or accrued for the year, to the Chief Executive Officer and the executive officers of the Company whose aggregate compensation was more than $100,000 for such fiscal year (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                    LONG-TERM
                                       ANNUAL COMPENSATION             COMP.
AWARDS                        -----------------------------------  -----------
- ------                                                               SHARES
                              FISCAL                    OTHER      UNDERLYING
NAME AND PRINCIPAL POSITION    YEAR   SALARY  BONUS  COMPENSATION  OPTIONS (#)
- ---------------------------   ------  ------  -----  ------------  -----------
Peter H. Norman                1995      $0    $ 0        *            __
  Chairman of the Board
  President & CEO

Lisa Norman                    1995      $0      0        *            --
  Secretary, Treasurer, &
  Director

_______________
* The dollar value of compensation, perquisites, and other personal benefits was less than the reporting thresholds established by the Securities and Exchange Commission for all of the Company's officers and directors during the 1993, 1994, and 1995 period. No officer received any compensation under stock plans during 1995. No director's fees were paid during 1993, 1994, and 1995.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table sets forth information regarding beneficial ownership as of June 3, 1996 of the Company's Common Stock, by any person who is known to the Company to be the beneficial owner of more than 5% of the Company's voting securities and by each Director and by Officers and Directors of the Company as a group. The Company has only one class of common stock. The percentages shown below are computed based on 29,515,200 shares of the Company's Common Stock outstanding as of December 31, 1995.

                                              NUMBER OF             PERCENTAGE
NAME AND ADDRESS                                SHARES               OF CLASS
- ----------------                             -----------            ----------
Norman Family Trust. . . . . . . . . . . . . 6,000,000(1)             20.33%
4275 Executive Drive, Ste. 800
La Jolla, CA 92037

Allison Gilbert. . . . . . . . . . . . . . .    50,000                 .17%
4275 Executive Drive, Ste. 800
La Jolla, CA 92037

David W. Langill . . . . . . . . . . . . . .         0                  0%
4275 Executive Drive, Ste. 800
La Jolla, CA 92037

Paul N. Gray . . . . . . . . . . . . . . . .         0                  0%
4275 Executive Drive, Ste. 800
La Jolla, CA 92037

All Officers and
Directors as a Group (5 persons) . . . . . . 6,050,000               20.50%

__________________________

(1) The Norman Family Trust is a trust in which Peter H. Norman and Lisa Norman, both company officers and directors, are trustees.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


          On April 18, 1995, the Company's Board of Directors approved the sale of 16,000,000 shares of the Company's Common Stock for an investment of $40,000 in the Company. Of the 16,000,000 shares, 6,000,000 shares were acquired by the Norman Family Trust.

          On October 1, 1995, the Company's Board of Directors rescinded a stock option for 200,000 shares previously granted to Allison Gilbert and in exchange for Mr. Gilbert's cancellation of the stock option, issued 50,000 shares of the Company's Common Stock to him. These shares were valued at $0.01 per share.

          On October 31, 1995, the Company's Board of Directors approved the "Business Valuation Report," dated June 30, 1995 prepared by Economic Dispute Resolution in connection with the valuation of the Company's three subsidiaries, Sun Harbor Mortgage, Inc., Sun Harbor Leasing, Inc., and Peninsula Funding Corporation. The Board of Directors also approved the terms of a Stock Purchase Agreement and the proposed sale of the Company's three subsidiaries, Sun Harbor Mortgage, Inc., Sun Harbor Leasing, Inc., and Peninsula Funding Corporation to David W. Langill in exchange for David W. Langill's issuance, to this Company, of a secured promissory note in the amount of Fifteen Thousand Dollars ($15,000).


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS       (a)(1)  Financial Statements.  Reference is made to the Index to
                       Financial Statements of the Company on page 20 of this report.

               (10)(a) Stock Purchase Agreement, dated June 30, 1995, filed as an Exhibit to Form 8-K on November 6, 1995 and incorporated by reference.

               (10(b) Secured Non-Negotiable Promissory Note, dated June 30, 1995, filed as an Exhibit to Form 8-K on November 6, 1995 and incorporated by reference.


REPORTS ON FORM 8-K

          (b)  Reports on Form 8-K filed during 1995.

               On May 12, 1995, the Company filed a Current Report on Form 8-K relating to the sale of 16,000,000 shares of the Company's Common Stock on a private placement basis.

               On November 6, 1995, the Company filed a Current Report on Form 8-K regarding the action of the Company's Board of Directors approving the sale of the Company's three subsidiaries to Mr. David W. Langill.


EXHIBIT NO.
- -----------
                             DESCRIPTION OF EXHIBIT
                             ----------------------
  24           Consent of Cashuk, Wiseman & Goldberg, CPAs

  27           Financial Data Schedule

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                          CASHUK, WISEMAN AND GOLDBERG
                          Certified Public Accountants
                      3333 Camino Del Rio South, Suite 230
                        San Diego, California 92108-3808

                       Telephone (619) 563-0145 / 283-7137
                               FAX (619) 563-9584




To the Board of Directors and Stockholders of Sun Harbor Financial Resources, Inc.


We have audited the accompanying Consolidated Financial Statements of Sun Harbor Financial Resources, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sun Harbor Financial Resources, Inc. and Subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.


/s/ CASHUK, WISEMAN AND GOLDBERG

CASHUK, WISEMAN AND GOLDBERG


San Diego, California
April 8, 1996

                      Sun Harbor Financial Resources, Inc.

                           CONSOLIDATED BALANCE SHEET

                                December 31, 1995



                                     ASSETS


           CURRENT ASSETS

             Cash and Cash Equivalents (Note A)            $      114

             Receivables                                            0

             Loans Held for Resale                                  0

             Advances                                               0

             Prepaid Expenses                                       0

             Investment (Note B)                           $   19,886
                                                           ----------

                        Total Current Assets                   20,000

           FIXED ASSETS

             Furniture and Equipment                                0

             Accumulated Depreciation                               0
                                                           ----------

                        Net Fixed Assets                            0

           OTHER ASSETS

             Security Deposits                                      0

             Notes Receivable (Note C)                         15,000
                                                           ----------

                        Total Other Assets                     15,000
                                                           ----------

                        TOTAL ASSETS                       $   35,000
                                                           ----------
                                                           ----------


         The accompanying notes are an integral part of this statement.

                      Sun Harbor Financial Resources, Inc.

                           CONSOLIDATED BALANCE SHEET

                                December 31, 1995


                      LIABILITIES AND STOCKHOLDERS' EQUITY



        CURRENT LIABILITIES

          Cash Overdraft                                     $    17,741

          Accrued Expenses                                         3,000

          Warehouse Line Payable                                       0

          Current Portion of Long-Term Debts                           0
                                                             -----------

                     Total Current Liabilities                    20,741

        LONG TERM DEBTS (Note D)                                       0
                                                             -----------

        TOTAL LIABILITIES                                         20,741

        STOCKHOLDERS' EQUITY

          Common Stock - 30,000,000 shares authorized,
             1995 - 29,515,200 issued and outstanding
             Par Value $.01 Per Share                            295,152

          Preferred Stock - 5,000,000 shares authorized,
             1995 - 34,000 issued and outstanding
             Par Value $.01 Per Share                                340

          Addtional Paid In Capital                             (228,588)

          Treasury Stock                                               0

          Retained Earnings (Deficit)                            (52,645)
                                                             -----------

                     Total Stockholders' Equity                   14,259
                                                             -----------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $    35,000
                                                             -----------
                                                             -----------



   The accompanying notes are an integral part of these financial statements.
                      Sun Harbor Financial Resources, Inc.

                                   Sun Harbor
                             Financial Resources, Inc.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                             Year ended December 31,


                                                    1995             1994
                                                    ----             ----
     REVENUE

        Origination of Loans                     $  254,169      $  609,642

        Servicing and Interest Income                40,944          52,043

        Gain (Loss) on Sale of Assets               (36,397)              0

        Escrow Fees and Other Income                 18,561          74,128
                                                 ----------      ----------
             Total Revenue                          277,277         735,813


     OPERATING EXPENSES

        General, Administrative and Selling         338,777         833,279

        Depreciation and Amortization                 7,000          26,215

        Interest                                     12,590          23,277
                                                 ----------      ----------
             Total Expenses                         358,367         882,771
                                                 ----------      ----------

     INCOME (LOSS) BEFORE TAXES

        Income Taxes (Credit) - (Notes A & E)         2,400         (16,053)
                                                 ----------      ----------

     NET INCOME (LOSS)                            $ (83,490)     $ (130,905)
                                                 ----------      ----------
                                                 ----------      ----------

     LOSS PER SHARE (Note A)                      $  (.0028)     $   (.0094)
                                                 ----------      ----------
                                                 ----------      ----------


   The accompanying notes are an integral part of these financial statements.

                      Sun Harbor Financial Resources, Inc.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                             Year ended December 31,

                                                               1995             1994
                                                               ----             ----
Cash flow from operating activities:
   Net loss                                              $    (83,490)    $  (130,905)
   Adjustments to reconcile net loss used
      in operating activities:
       Depreciation and amortization                            7,000          26,215
       Loss on disposal of assets                              36,397               0
   Changes in current assets and liabilities:
       (Increase) decrease in receivables                      11,380          (3,288)
       (Increase) decrease in other current assets            180,549         (53,589)
       (Increase) decrease in prepaid expenses                 32,891         (29,707)
       Increase (decrease) in accrued expenses                (76,533)         63,580
       Increase (decrease) in other current
           liabilities                                       (169,695)         60,350
       Increase (decrease) in deferred income taxes                 0          (2,821)
       (Additions) reductions to security deposits              6,352               0
       Other                                                        0               0
                                                         ------------     -----------
         Net cash used by operating activities                (55,149)        (70,165)

Cash flows from investing activities:
   Purchase of investment                                     (19,886)              0
   Purchase of fixed assets                                    (2,594)        (17,927)
   Proceeds from sale of fixed assets                               0          26,112
   Net change to notes receivable                              23,082          22,294
                                                         ------------     -----------

         Net cash provided by investing activities                602          30,479

Cash flows from financing activities:
   Principal payments on long-term debt                        (5,079)        (36,925)
   Proceeds from long-term debt                                     0          44,352
   Proceeds from issuance of common and
      preferred stock                                         185,020               0
   Redemption of preferred stock                                    0         (45,000)
   Purchase of treasury stock                                       0         (25,000)
   Reduction of additional paid-in capital                   (201,910)              0
                                                         ------------     -----------

         Net cash used by financing activities                (21,969)        (62,573)
                                                         ------------     -----------

         Decrease in cash and cash equivalents                (76,516)       (102,259)

Cash and cash equivalents at beginning of year                 58,889         161,148
                                                         ------------     -----------

Cash and cash equivalents at end of year                  $   (17,627)    $    58,889
                                                         ------------     -----------
                                                         ------------     -----------

Supplemental disclosures of cash flow information:
   Interest paid                                          $    12,590     $    23,277
   Income taxes paid                                                0           1,220

Non-cash investing and financing activities (Note F)

   The accompanying notes are an integral part of these financial statements.

                      Sun Harbor Financial Resources, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1995


NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

            1. Sun Harbor Financial Resources, Inc. (The Company) was Incorporated under the laws of the State of Delaware on May 3, 1988. The Company has adopted a December 31 calendar year end for reporting requirements.

            2. The consolidated financial statements include the accounts of the company (parent) and its wholly-owned subsidiaries, Sun Harbor Mortgage, Inc., Peninsula Funding Corporation and Sun Harbor Leasing, Inc. for the six months ended June 30, 1995. As of June 30, 1995, all three wholly-owned subsidiaries were sold.

            3. CASH AND CASH EQUIVALENTS - for purposes of reporting cash flows, cash and cash equivalents include cash on hand, cash in checking and savings accounts with banks and stockbrokers.

            4. FIXED ASSETS are being depreciated using the straight-line method over their useful lives.

            5. INCOME TAXES - deferred income taxes have been provided for timing differences resulting from difference between the period in which certain revenue and expense items are recognized for financial statement purposes and the period in which they affect taxable income.

            6. EARNINGS PER SHARE is based upon the number of shares of common stock outstanding pursuant to staff accounting bulletin topic 4D (cheap stock).

NOTE B - INVESTMENT

            The Company purchased marketable securities which are stated at cost. Market value at December 31, 1995 was $19,886.


NOTE C - NOTES RECEIVABLE

            Is due to the sale of wholly owned subsidiaries.

                      Sun Harbor Financial Resources, Inc.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1995


NOTE D - LONG TERM DEBTS

      Schedule of long-term debts are as follows:            1995        1994
                                                            -----     ---------

      Non-cancelable lease with Danka.  5 year lease,
         $686.91 per month, secured by a copy machine.      $   0     $  41,214

      Non-cancelable lease with Graybar Financial.
         5 year lease, $134.36 per month, secured by
         a telephone system.                                    0           672

      Note payable - RAM computer, due 5/95, secured
         by a computer.                                         0     $  32,971
                                                            -----     ---------

NOTE E - INCOME TAXES

            Income taxes as of December 31, 1994 is computed as follows:

                  STATE                     $    2,400
                                            ----------
                  TOTAL                     $    2,400
                                            ----------
                                            ----------


NOTE F - NON-CASH INVESTING AND FINANCING ACTIVITIES

    Sale of wholly-owned subsidiaries in exchange for $15,000 note receivable. Date of sale June 30, 1995.

        Addition to note receivable                            $   15,000
        Reduction to fixed assets net of
          accumulated depreciation                                (34,625)
        Reduction to long-term debt                                38,259
        Reduction to notes receivable                             (28,557)
        Loss on sale of subsidiary                                 36,397
                                                                ---------
    Net addition to additional paid in capital                  $  26,474
                                                                ---------
                                                                ---------

                                   SIGNATURES

            In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


(Registrant):  SUN HARBOR FINANCIAL RESOURCES



By: /s/ PETER H. NORMAN                              Date: July 2, 1996
    ------------------------------------
               Peter H. Norman
                 President,
          Chief Executive Officer,
          Chairman of the Board and
           Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



By:  /s/  PETER H. NORMAN                            Date:  July 2, 1996
    ------------------------------------
               Peter H. Norman
                  Director



By:   /s/  DAVID W. LANGILL                          Date:  July 2, 1996
    ------------------------------------
              David W. Langill
                  Director



By:                                                  Date:
    ------------------------------------                   --------------
               Allison Gilbert
                  Director



By:           /s/ PAUL N. GRAY                       Date:   July 2, 1996
    ------------------------------------
                Paul N. Gray
                  Director

                      Sun Harbor Financial Resources, Inc.

                                INDEX TO EXHIBITS


EXHIBIT NO.
- -----------

                             DESCRIPTION OF EXHIBIT
                             ----------------------

  24                       Consent of Cashuk, Wiseman and Goldberg

  27                       Financial Data Schedule