Form 10QSB
period 1996-03-31
SUN HARBOR FINANCIAL RESOURCES INC
filed 1996-07-05
CIK 841360

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                   Quarterly Report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934

                      For the Quarter Ending March 31, 1996
                        Commission File No. 033-27508-LA


                      SUN HARBOR FINANCIAL RESOURCES, INC.
             (Exact name of Registrant as specified in its Charter)

Incorporated under the Laws                                           33-0338441
of the State of Delaware                                        (I.R.S. Employer
(State or other jurisdiction of                           Identification Number)
incorporation or organization)

     5001 East Commercenter Drive, Suite 245, Bakersfield, California  93309
                     (Address of principle executive office)

                                 (805) 637-1000
              (Registrant's telephone number, including area code)

          4275 Executive Square, Suite 800, La Jolla, California  92037
              (Former name, former address, and former fiscal year,
                          if changed since last report)

                   Common Stock Outstanding at March 31, 1996
                   29,965,200 Shares at $0.01 Par Value Common


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing
requirements for the past 90 days.  Yes      NO  X .
                                        ---     ---

                      SUN HARBOR FINANCIAL RESOURCES, INC.

                                TABLE OF CONTENTS


                                                                          Page
                                                                          Number
PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements
           Consolidated Balance Sheets
               March 31, 1996 (unaudited) and December 31, 1995. . . .     3
           Consolidated Statements of Operations (unaudited)
               Three Months Ended March 31, 1996 (unaudited)
               and Three Months Ended March 31, 1995 (unaudited) . . . 5 Consolidated Statements of Cash Flows (unaudited)
               Three Months Ended March 31, 1996 and March 31, 1995. .     6
           Notes to Consolidated Financial Statements (unaudited). . .     7

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations. . . . . . . . . . .     8
     Item 2A. Factors That May Affect Future Results . . . . . . . . .    15

PART II - OTHER INFORMATION

     Item 1. Legal Proceedings . . . . . . . . . . . . . . . . . . . .    19
     Item 2. Changes in Securities . . . . . . . . . . . . . . . . . .    19
     Item 3. Defaults Upon Senior Securities . . . . . . . . . . . . .    19
     Item 4. Submission of Matters to a Vote of Security Holders . . .    19
     Item 5. Other Information . . . . . . . . . . . . . . . . . . . .    19
     Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . . .    19

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                      SUN HARBOR FINANCIAL RESOURCES, INC.

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                         March 31,    December 31,
                                           1996           1995
                                    ---------------- ----------------
                                        (Unaudited)     (Audited)

CURRENT ASSETS:
  Cash and cash equivalents. .      $      1,613     $      114
  Accounts receivable. . . . .                 0              0
  Loans held for resale. . . .                 0              0
  Investment . . . . . . . . .            47,625         19,886
                                    ---------------- ----------------

       Total current assets. .            49,238         20,000

FIXED ASSETS:
  Furniture and equipment. . .                 0              0
  Accumulated depreciation . .                 0              0
                                    ---------------- ----------------
       Net fixed assets. . . .                 0              0

OTHER ASSETS:
  Security deposits. . . . . .                 0              0
  Notes receivable . . . . . .            12,500         15,000
                                    ---------------- ----------------
       Total other assets. . .            12,500         15,000
                                    ---------------- ----------------
TOTAL ASSETS . . . . . . . . .      $     61,738     $   35,000
                                    ---------------- ----------------
                                    ---------------- ----------------


        The accompanying notes are an integral part of these statements.

                      SUN HARBOR FINANCIAL RESOURCES, INC.

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                              March 31,     December 31,
                                                1996           1995
                                            ------------- --------------
                                              (Unaudited)    (Audited)

CURRENT LIABILITIES:
  Accrued expenses. . . . . . . . . . . .   $       0     $    3,000
  Cash overdraft. . . . . . . . . . . . .           0         17,741
  Income taxes payable. . . . . . . . . .           0              0
  Current portion of long term debts. . .           0              0
                                            ------------- --------------
      Total current liabilities . . . . .           0         20,741

LONG TERM DEBT, less current maturities        25,000              0
                                            ------------- --------------
      Total liabilities . . . . . . . . .      25,000         20,741

STOCKHOLDERS' EQUITY:
  Common Stock, 30,000,000 shares
     authorized, issued and outstanding
     $.01 par value;. . . . . . . . . . .     295,152        295,152
  Preferred Stock, 5,000,000 shares
     authorized, issued and outstanding
     $.01 par value;. . . . . . . . . . .         340            340
  Additional paid-in capital. . . . . . .    (182,135)      (228,588)
  Unrealized gain on securities
     available for sale . . . . . . . . .      12,719              0
  Retained earnings (deficit) . . . . . .     (89,338)       (52,645)
                                            ------------- --------------
      Total stockholders' equity. . . . .      36,738         14,259
                                            ------------- --------------
  TOTAL LIABILITIES
  AND STOCKHOLDERS' EQUITY. . . . . . . .   $  61,738     $   35,000
                                            ------------- --------------
                                            ------------- --------------

        The accompanying notes are an integral part of these statements.

                      SUN HARBOR FINANCIAL RESOURCES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                Three Months
                                                 Ended March
                                               ----------------
                                           1996              1995
                                         --------          ---------
Sales
  Origination of loans . . . . . . . . . $      0          $ 130,127
  Servicing and interest income. . . . .       10             19,648
  Others . . . . . . . . . . . . . . . .        0              9,810
                                         --------          ---------
            Gross profit . . . . . . . .       10            159,585

Operating expenses
  Selling expenses . . . . . . . . . . .        0             48,887
  General and administrative expenses. .    5,670            106,781
  Depreciation . . . . . . . . . . . . .        0              3,500
  Interest . . . . . . . . . . . . . . .      188              2,700
                                         --------          ---------
            Total expenses . . . . . . .    5,858            161,868

            Income (loss) before taxes .   (5,848)            (2,283)

Income taxes . . . . . . . . . . . . . .        0                  0
                                         --------          ---------
            NET INCOME (LOSS). . . . . . $ (5,848)         $  (4,683)
                                         --------          ---------
                                         --------          ---------

EARNINGS (LOSS) PER SHARE. . . . . . . . $ (.0002)         $  (.0003)
                                         --------          ---------
                                         --------          ---------





        The accompanying notes are an integral part of these statements.

                      SUN HARBOR FINANCIAL RESOURCES, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                          THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)

                                                            1996              1995
                                                        ------------      ------------
Cash flow from operating activities:
Net cash (used in) provided by operating activities.    $    (5,848)      $   (4,683)
  Adjustments to reconcile net income (loss)
     by operating activities:
     Depreciation. . . . . . . . . . . . . . . . . .              0            3,500
  Changes in current assets and liabilities:
     (Increase) decrease in receivables. . . . . . .              0            5,424
     (Increase) decrease in loans held for resale. .              0          (41,500)
     (Increase) decrease in advances and other assets             0              667
     Increase (decrease) in accrued expenses . . . .         (3,000)          (4,382)
     Increase (decrease) in warehouse line payable .              0           39,305
     Increase (decrease) in deferred revenues. . . .              0                0
     Increase (decrease) in current portion of
          long term debts. . . . . . . . . . . . . .              0             (367)
     Increase (decrease) in deferred income taxes. .              0           (2,400)
                                                        ------------      ------------
     Net cash used in operating activities . . . . .         (8,848)             364

Cash flows from investing activities:
  Additions to fixed assets. . . . . . . . . . . . .              0           (2,013)
  Net changes to notes receivable. . . . . . . . . .          2,500           15,000
  Purchase of securities . . . . . . . . . . . . . .        (15,020)               0
                                                        ------------      ------------
     Net cash (used) by investing activities . . . .        (12,520)          12,987

Cash flows from financing activities:
  Payments of long term debt . . . . . . . . . . . .              0           (1,604)
  Redemption of preferred stock. . . . . . . . . . .              0           (1,000)
  Additional paid-in capital . . . . . . . . . . . .         42,000                0
  Paid-in capital reduced. . . . . . . . . . . . . .         (1,392)               0
                                                        ------------      ------------
     Net cash provided by financing activities . . .         40,608           (2,604)
                                                        ------------      ------------
     Net increase in cash and cash equivalents . . .         19,240           10,747

Cash and cash equivalents at beginning of period . .        (17,627)          58,889
                                                        ------------      ------------
Cash and cash equivalents at end of period . . . . .    $     1,613       $   69,636
                                                        ------------      ------------
                                                        ------------      ------------
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
     Interest. . . . . . . . . . . . . . . . . . . .    $       188       $    2,700
     Income taxes. . . . . . . . . . . . . . . . . .              0                0


        The accompanying notes are an integral part of these statements.

                      SUN HARBOR FINANCIAL RESOURCES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        THREE MONTHS ENDED MARCH 31, 1996
                                   (UNAUDITED)

1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position of Sun Harbor Financial Resources, Inc. and Subsidiaries (the "Company") as of March 31, 1996 and December 31, 1995 and the results of its operations and its cash flows for the three months ended March 31, 1996 and 1995. The results of operations and cash flows for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for any other interim period or the full year. These consolidated financial statements should be read in combination with the consolidated financial statements and notes thereto for the year ended December 31, 1995.

2. On October 31, 1995, the Company's Board of Directors voted to sell (effective June 29, 1995), the Company's three wholly-owned subsidiaries:
   Sun Harbor Mortgage, Inc., Sun Harbor Leasing, Inc., and Peninsula Funding Corporation to a Company officer, David W. Langill at a selling price of $15,000. The sale is subject to approval of the Company's shareholders. Under the terms of the transaction, Mr. Langill has assumed all of the Company's liabilities and has agreed to indemnify and hold the Company harmless from and against all material liabilities that the Company had as of June 29, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     This report has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in annual reports has been condensed or omitted pursuant to such rules and regulations. This report should be read in conjunction with the Company's latest Annual Report on Form 10-K for the year ended December 31, 1994, a copy of which may be obtained by writing Sun Harbor Financial Resources, Inc., 5001 East Commercenter Drive, Suite 245, Bakersfield, California 93309.

INTRODUCTION

     The Company was incorporated in the state of Delaware on May 3, 1988.
On August 28, 1989, the Company registered 1,000,000 shares of its Common Stock issued to Exten Ventures, Inc. in exchange for certain consulting and merchant banking services received by the Company with the result that 723,933 of these shares were distributed to Exten's shareholders as dividend.
 Exten is not an affiliate of the Company.

     From inception to June 29, 1995 and subject to approval of the Company's shareholders, the Company has had three wholly-owned subsidiaries: Sun Harbor Mortgage, Inc. ("SHMI"), Peninsula Funding Corporation ("PFC"), and Sun Harbor Leasing, Inc. ("SHL").

     SHMI has been in the mortgage brokerage business primarily in San Diego County, SHL is engaged in the automobile and aircraft leasing business, and PFC is a trustee corporation. The Company's business has been primarily derived from its mortgage brokerage and related business and historically most of this business has been derived from operations within San Diego County, California.

     On October 31, 1995 and after five years of cumulative losses, the Company's Board of Directors, after receiving an independent valuation opinion, voted to sell SHMI, SHL, and PFC to a Company officer, David W. Langill for $15,000. The proposed sale is subject to approval of the Company's shareholders.

RESULTS OF OPERATIONS

THREE MONTHS ENDING MARCH 31, 1996 AND MARCH 31, 1995

     For the three months ending March 31, 1996 (the "First Quarter 1996"), the Company recorded $10 in revenues in comparison with the three months ending March 31, 1995 (the "First Quarter 1995"), where the Company recorded $159,585 in revenues. The latter's revenues were largely derived from fees the Company earned on real property loan origination services, loan servicing and interest income, and miscellaneous fees.

     The near absence of any sales revenues during the First Quarter 1996 was due to the action of the Company's Board of Directors, to sell the Company's three wholly-owned subsidiaries (Sun Harbor Mortgage, Inc., Sun Harbor Leasing, Inc., and Peninsula Funding Corporation) to a Company officer, David
W. Langill. The sale agreement is subject to shareholder approval and provides that the subsidiaries were sold to Mr. Langill effective June 29, 1995.

     Expenses for the First Quarter 1996 included: (i.) $5,670 in general and administrative expenses which included certain legal, accounting, and related costs and (ii.) $188 recorded as interest expense.

     By comparison with First Quarter 1995, the Company recorded $48,887 in Selling Expenses, $106,781 in General and Administrative Expenses, $3,500 in Depreciation, and $2,700 in Interest Expense. These expenses were incurred in connection with the Company's operation of its mortgage brokerage, automobile and aircraft leasing, and trustee service business.

     As a result, the Company incurred a loss of $5,848 for the First Quarter 1996 in comparison with a loss of $4,683 for the comparable First Quarter 1995. The decreased loss was primarily due to the limited scope and level of operating activity by the Company during the First Quarter 1996.

LIQUIDITY AND CAPITAL RESOURCES

     During the First Quarter 1996, the Company's cash requirements were met through the use of the Company's cash resources.

     For the First Quarter 1996, the Company experienced negative cash flow in operating activities of $8,848. After investing and financing activities, the Company recorded a net increase in cash and cash equivalents of $19,240 for the First Quarter 1996.

     By comparison, for the First Quarter 1995, the Company experienced a positive cash flow of $364 in its operating activities. After investing and financing activities, the Company recorded a net increase in cash and cash equivalents of $19,240 for the First Quarter 1996 compared to an increase of $10,747 for First Quarter 1995.

     Although the Company has no outstanding credit facilities, the Company believes that it will need to issue common stock, preferred stock, debt, or some combination of these securities in connection with any acquisition of any existing business.

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

     While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so called "tax free" reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code"). In order to obtain tax free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company, including investors in this offering, would retain less than 20% of the issued and outstanding shares of the surviving entity, which could result in significant dilution in the equity of such shareholders.

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

     It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs therefore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss of the Company of the related costs incurred.

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

3. RELIANCE UPON OFFICERS; LIMITED EXPERIENCE. The Company is dependent upon the personal efforts and abilities of its officers and directors, who devote only limited time to the affairs of the Company. The officers and directors of the Company have certain business experience but have limited experience in acquisition or merger activities. The officers and directors have not agreed to expend any specific amount of time on behalf of the Company, but will devote such time as necessary to identify and consummate a merger or acquisition.

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

PART II - OTHER INFORMATION (UNAUDITED)

ITEM 1.  LEGAL PROCEEDINGS

    There have been no material developments in any of the Company's legal proceedings since disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

ITEM 2.  CHANGES IN SECURITIES

    Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5.  OTHER INFORMATION

    Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

         None.

    (b) Report on Form 8-K as filed on June 21, 1996 relating to a change in the Company's auditor from Cashuk, Wiseman & Goldberg to Lawrence P. Rub, CPA.

                                     SIGNATURES



     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Registrant:
                              SUN HARBOR FINANCIAL RESOURCES, INC.



                               /s/ David W. Langill
                               --------------------------------
                               David W. Langill





Date: July 2, 1996