Form 10QSB
period 1996-06-30
SUN HARBOR FINANCIAL RESOURCES INC
filed 1996-08-28
CIK 841360

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


                                      FORM 10-QSB


                      Quarterly Report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934

                         For the Quarter Ending June 30, 1996
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

                                   (805) 637-2481
                 (Registrant's telephone number, including area code)

                 ___________________________________________________
                (Former name, former address, and former fiscal year,
                            if changed since last report)

                      Common Stock Outstanding at June 30, 1996
                     29,515,200 Shares at $0.01 Par Value Common


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   NO     .
                                        ----    ----

                         SUN HARBOR FINANCIAL RESOURCES, INC.

                                  TABLE OF CONTENTS


                                                                       Page
                                                                      Number
PART I - FINANCIAL INFORMATION

    Item 1.   Financial Statements
         Balance Sheets
              June 30, 1996 (unaudited) and December 31, 1995. . . .    3
         Statements of Operations (unaudited)
              Three Months Ended June 30, 1996 (unaudited)
              and Three Months Ended June 30, 1996 (unaudited)
              and Six Months Ended June 30, 1996 (unaudited)
              and Six Months Ended June 30, 1995 . . . . . . . . . .    5
         Statements of Cash Flows (unaudited)
              Six Months Ended June 30, 1996 and June 30, 1995
         Notes to Financial Statements (unaudited) . . . . . . . . .    7

    Item 2.   Management's Discussion and Analysis of Financial
         Condition and Results of Operations . . . . . . . . . . . .    8
    Item 2A. Factors That May Affect Future Results. . . . . . . . .   15

PART II - OTHER INFORMATION

    Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . .   19
    Item 2. Changes in Securities. . . . . . . . . . . . . . . . . .   19
    Item 3. Defaults Upon Senior Securities. . . . . . . . . . . . .   19
    Item 4. Submission of Matters to a Vote of Security Holders. . .   19
    Item 5. Other Information. . . . . . . . . . . . . . . . . . . .   19
    Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . .   19

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                         Sun Harbor Financial Resources, Inc.

                                    BALANCE SHEETS


                                        ASSETS

                                                 June 30,       December 31,
                                                  1996             1995
                                              --------------   --------------
                                                (Unaudited)      (Audited)

CURRENT ASSETS
Cash and cash equivalents                            $2,474           $  114
Accounts receivable                                       0                0
Loans held for resale                                     0                0
Investments                                          70,125           19,886

                                             --------------   --------------

    Total current assets                             72,599           20,000

FIXED ASSETS
Furniture and equipment                                   0                0
Accumulated depreciation                                  0                0
                                             --------------   --------------

      Net fixed assets                                    0                0

OTHER ASSETS
    Investments                                      80,000                0
    Notes receivable                                 11,250           15,000

                                             --------------   --------------

     Total other assets                              91,250           15,000
                                             --------------   --------------

TOTAL ASSETS                                       $163,849         $ 35,000
                                             --------------   --------------
                                             --------------   --------------

           The accompanying notes are an integral part of these statements.

                         Sun Harbor Financial Resources, Inc.

                                    BALANCE SHEETS


                         LIABILITIES AND STOCKHOLDERS' EQUITY


                                                 June 30,       December 31,
                                                  1996             1995
                                              --------------   --------------
                                                (Unaudited)      (Audited)
CURRENT LIABILITIES
    Accrued expenses                               $      0        $   3,000
    Cash Overdraft                                        0           17,741
    Income taxes payable                                  0                0
    Current portion of long term debts                    0                0
                                             --------------   --------------

         Total current liabilities                        0           20,741

LONG-TERM DEBT, LESS CURRENT MATURITIES              25,000                0

STOCKHOLDERS' EQUITY
Common stock, 30,000,000 shares authorized;
   $.01 parvalue; 29,515,200 and 13,515,200
   shares issued and outstanding at
   June 30, 1996 and December 31, 1995              295,152          295,152
Preferred stock, 5,000,000 shares authorized;
   $.01 par value; 34,000 and 34,000 shares
   issued and outstanding at June 30, 1996
   and December 31, 1995                                340              340
Additional paid-in capital                         (104,098)        (228,588)
Unrealized Gain on Securities Avail. for Sale        13,088                0
Retained earnings (deficits)                       ( 65,633)         (52,645)
                                             --------------   --------------

    Total stockholders' equity                      138,549           14,259

                                             --------------   --------------

                                                   $163,849         $ 35,000
                                             --------------   --------------
                                             --------------   --------------


          The accompanying notes are an integral part of these statements.

                         Sun Harbor Financial Resources, Inc.

                               STATEMENTS OF OPERATIONS
                                     (Unaudited)




                                                        Six Months                   Three Months
                                                      ENDED JUNE 30,                ENDED JUNE 30,
                                                      --------------                --------------
                                                 1996              1995         1996             1995
REVENUES
    Origination of loans                           $   0      $254,169          $   0           $124,042
    Servicing and interest income                     27        40,944             18             21,296
    Other                                              0        18,561              0              8,751
                                                --------      --------       --------            -------

         Total revenues                               27       313,674             18            154,089

Operating expenses
    Selling expenses                                   0       106,930              0             58,043
    General and administrative expenses           11,490       231,049          5,820            124,268
    Depreciation                                       0         7,000              0              3,500
    Interest                                         375        12,590            188              9,890
                                                --------      --------       --------            -------

         Total expenses                           11,865       357,569          6,008            195,701
                                                --------      --------       --------            -------

         Income (loss) before
            income taxes                         (11,838)      (43,895)       ( 5,990)           (41,612)

Income taxes                                      (1,150)       (2,400)        (1,150)                 0
                                                --------      --------       --------            -------

         NET INCOME (LOSS)                      $(12,988)     $(46,295)      $( 7,140)          $(41,612)
                                                --------      --------       --------            -------
                                                --------      --------       --------            -------

         INCOME (LOSS) PER SHARE                 $(.0004)      $(.0016)       $(.0002)           $(.0014)
                                                --------      --------       --------            -------
                                                --------      --------       --------            -------



           The accompanying notes are an integral part of these statements.

                         Sun Harbor Financial Resources, Inc.

                               STATEMENTS OF CASH FLOWS
                              Six months ended June 30,
                                     (Unaudited)


                                                                              1996             1995
                                                                         --------------   --------------
Cash flow from operating activities:
    Net income                                                            $  (12,988)        $(46,295)
    Adjustments to reconcile net income by operating activities:
         Depreciation                                                              0           (7,000)
    Changes in current assets and liabilities:
         (Increase) decrease in receivables                                        0           11,380
         (Increase) decrease in loans held for resale                              0          178,500
         (Increase) decrease in advances and other assets                          0           (2,958)
         Increase (decrease) in accrued expenses                              (3,000)         (12,405)
         Increase (decrease) in warehouse line payable                             0         (169,695)
         Increase (decrease) in deferred revenues                                  0                0
         Increase (decrease) in current portion of long-term debts                 0             (367)
         Increase (decrease) in deferred income taxes                              0           (2,400)
                                                                         --------------   --------------

            Net cash provided by (used in) operating activities              (15,988)         (32,440)

    Purchase of Investments                                                 (117,151)               0



    Additions to fixed assets                                                      0           (2,594)
    Net changes to notes receivable                                            3,750           23,082
                                                                         --------------   --------------


            Net cash provided by (used in) investing activities              113,401           20,488
                                                                         --------------   --------------

Cash flows from financing activities:
    Payments of long-term debt, net                                                0           (4,712)
    Proceeds from the issuance of common stock                                     0          185,020
    Reductions in additional paid in capital                                 124,490           55,315
    Additional Paid in Capital                                               153,750                0
                                                                         --------------   --------------

            Net cash provided by financing activities                        124,490           55,315
                                                                         --------------   --------------
            Net increase (decrease) in cash and cash equivalents              20,101           43,363

Cash and cash equivalents at beginning of period                             (17,627)          58,889
                                                                         --------------   --------------

Cash and cash equivalents at end of period                                  $  2,474         $102,252
                                                                         --------------   --------------
                                                                         --------------   --------------
Supplemental disclosures of cash flow information:
    Cash paid during for:
         Interest                                                           $    375         $ 12,590
         Income Taxes                                                          1,150                0
                                                                         --------------   --------------
                                                                         --------------   --------------


           The accompanying notes are an integral part of these statements.

                         SUN HARBOR FINANCIAL RESOURCES, INC.

                            NOTES TO FINANCIAL STATEMENTS

                           THREE MONTHS ENDED JUNE 30, 1996
                                     (UNAUDITED)



1. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Sun Harbor Financial Resources, Inc. and Subsidiaries (the "Company") as of June 30, 1996 and December 31, 1995 and the results of its operations and its cash flows for the nine and three months ended June 30, 1996 and 1995. The results of operations and cash flows for the six and three months ended June 30, 1996 are not necessarily indicative of the results to be expected for any other interim period or the full year. These financial statements should be read in combination with the financial statements and notes thereto for the year ended December 31, 1995.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         This report has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in annual reports has been condensed or omitted pursuant to such rules and regulations. This report should be read in conjunction with the Company's latest Annual Report on Form 10-K for the year ended December 31, 1995, a copy of which may be obtained by writing Sun Harbor Financial Resources, Inc., 5001 East Commercenter Drive, Suite 245, Bakersfield, California 93309.

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

         SHMI has been in the mortgage brokerage business, SHL is engaged in the automobile and aircraft leasing business, and PFC is a trustee corporation. The Company's business has been primarily derived from its mortgage brokerage and related business. Historically most of this business has been derived from operations within San Diego County, California.

         On October 31, 1995 and after five years of cumulative losses, the Company's Board of Directors, after receiving an independent valuation opinion, voted to sell SHMI, SHL, and PFC to a Company officer, David W. Langill for $15,000. The proposed sale is subject to approval of the Company's shareholders.


RESULTS OF OPERATIONS

SIX MONTHS ENDING JUNE 30, 1996 AND JUNE 30, 1995

         For the six months ending June 30, 1996 (the "1996 Period"), the Company recorded a minimal revenues as 1996 Period revenues were $27 in comparison with the six months ending June 30, 1995 (the "1995 Period"), where the Company recorded $313,674 in revenues.

         The decline reflected the Company's current lack of operations as the Company has become a "public shell" corporation.

         Expenses for the 1996 Period included: (i.) $ 11,490 in General, Selling, and Administrative Expenses (which includes legal, accounting, and management expenses) and (ii.) $375 in Interest Expense. By comparison for the comparable 1995 Period, the Company recorded: (i.) $231,049 in General and Administrative Expenses, (ii.) $106,930 in Selling Expenses, (iii.) $7,000 in Depreciation Expenses, and (iv.) $12,590 in Interest Expenses.

         As a result, the Company incurred a loss of $11,838 for the 1996
Period in comparison with a loss of $43,895 for the comparable 1995 Period. The decreased loss was primarily due to the minimal operating status of the Company and the lower consequent expenses associated with this level.


THREE MONTHS ENDING JUNE 30, 1996 AND JUNE 30, 1995

         For the three months ending June 30, 1996 ("Second Quarter 1996"), the Company recorded a only $18 in revenues in comparison with the three months ending June 30, 1995 ("Second Quarter 1995"). Second Quarter 1995 revenues were $154,089.

         The decline in revenues during Second Quarter 1996 reflected the Company's current lack of operations as the Company has become a "public shell" corporation.

         Selling Expenses declined to $0 from $106,930 in Second Quarter 1995 as the Company did not possess any marketing operations. General and Administrative Expenses declined by 95.32% during Second Quarter 1996 from the amounts incurred during Second Quarter 1995 as the Company incurred only minimal administrative expenses in connection with maintaining its corporate existence. Depreciation expense decreased to $0 from $3,500 recorded during the Second Quarter 1995. Interest Expenses Decreased by 98.10% from Second Quarter 1995 to Second Quarter 1996. The latter decrease was due largely to the Company's decision not to borrow money in view of the Company's minimal operating level.

         As a result, in the Second Quarter 1996, the Company incurred a Net Loss of $7,140, in comparison with a Net Loss of $41,612 for the Second Quarter 1995.

LIQUIDITY AND CAPITAL RESOURCES

         During the Second Quarter 1996, the Company's cash requirements were met through the use of the Company's cash resources.

         For the six month period ending June 30, 1996, the Company experienced negative cash flow in operating activities of ($15,988). After investing and financing activities, the Company recorded a net increase in cash and cash equivalents of $20,101 for the first six months of 1996.

         By comparison, for the first six months of 1995, the Company experienced negative cash flow of ($32,440) in its operating activities. After investing and financing activities, the Company recorded a net increase in cash and cash equivalents of $43,363 for the first six months of 1995.

         Although the Company has no outstanding credit facilities, the Company believes that it will need to issue common stock, preferred stock, debt, or some combination of these securities in connection with any acquisition of any existing business. There can be no assurance that the Company will be successful in issuing additional common stock, preferred stock, or debt securities to complete any acquisition, or, if it is successful, that the terms of any such financing arrangement will be reasonable in light of the Company's current circumstances.

PLAN OF OPERATION

         The Company, with approval of its shareholders, will become a "clean public shell" and thereby seek to either merge with or acquire an operating company with operating history and assets. The Securities and Exchange Commission has defined and designated these types of companies as "blind pools" and "blank check" companies.

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

         Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilative effect on the percentage of shares held by the Company's then shareholders, including purchasers in this offering. (See "Risk Factors").

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

ITEM 2A.  FACTORS THAT MAY AFFECT FUTURE RESULTS


1. NEW COMPANY; NO REVENUES FROM OPERATIONS; RISK OF LOSS. The Company faces all of the risks inherent in a new business, coupled with the risks involved with a blind pool/blank check company. Since the Company, subject to shareholder approval, has sold its existing businesses, there is no information at this time upon which to base an assumption that its plans will either materialize or prove successful. There can be no assurance that any of the Company's business activities will result in any operating revenues or profits. Investors should be aware that they may lose all or substantially all of their investment.

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

6. LIMITED FACILITIES AND LOCATION. The Company presently maintains initial principal offices at the offices of its attorney. The office space is supplied at no cost. The Company pays its own charges for long distance telephone calls and other miscellaneous secretarial, photocopying and similar expenses.

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

9. COMPETITION. The Company is an insignificant participant among firms which engage in business combinations with, or financing of, development stage enterprises. There are many established management and financial consulting companies and venture capital firms which have significantly greater financial and personnel resources, technical expertise and experience than the Company. In view of the Company's limited financial resources and management availability, the Company will continue to be at significant competitive disadvantage vis-a-vis the Company's competitors.

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

    Further, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. While many NASDAQ stocks are covered by the proposed definition of penny stock, transactions in NASDAQ stock are exempt from all but the sole market-maker provision for (i) issuers who have $2,000,000 in tangible assets ($5,000,000 if the issuer has not been in continuous operation for three years), (ii) transactions in which the customer is an institutional accredited investor and (iii) transactions that are not recommended by the broker/dealer. In addition, transactions in a NASDAQ security directly with the NASDAQ market-maker for such securities, are subject only to the sole market-maker disclosure, and the disclosure with regard to commissions to be paid to the broker/dealer and the registered representatives.

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

         None

    (b)  Reports on Form 8-K

         None

_________________________

                                      SIGNATURES



         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       Registrant:
                                       SUN HARBOR FINANCIAL RESOURCES, INC.



                                       \s\ Peter H. Norman
                                       -----------------------
                                       Peter H. Norman, Chairman & President






Date: August 26, 1996