Form 10QSB
period 1996-09-30
SUN HARBOR FINANCIAL RESOURCES INC
filed 1996-11-27
CIK 841360

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                   Quarterly Report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934

                    For the Quarter Ending September 30, 1996
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
                     (Address of principle executive office)

                                 (805) 637-2477
              (Registrant's telephone number, including area code)


              (Former name, former address, and former fiscal year,
                          if changed since last report)

                  Common Stock Outstanding at November 14, 1996
                   29,965,200 Shares at $0.01 Par Value Common


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   NO    .

                      SUN HARBOR FINANCIAL RESOURCES, INC.

                                TABLE OF CONTENTS


                                                                          Page
                                                                          Number
PART I - FINANCIAL INFORMATION


     Item 1.  Financial Statements
                  Balance Sheets
               September 30, 1996 (unaudited) and December 31, 1995. . .   3
          Statements of Operations (unaudited)
               Three Months Ended September 30, 1996 (unaudited)
               and Three Months Ended September 30, 1995 (unaudited)
               and Nine Months Ended September 30, 1996 (unaudited)
               and Nine Months Ended September 30, 1995. . . . . . . . .   5
          Statements of Cash Flows (unaudited)
               Nine Months Ended September 30, 1996 and September 30, 1995 &
          Notes to Financial Statements (unaudited). . . . . . . . . .      6

     Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations. . . . . . . . . . . . . . . . .       8
     Item 2A. Factors That May Affect Future Results . . . . . . . .      15

PART II - OTHER INFORMATION

     Item 1. Legal Proceedings . . . . . . . . . . . . . . . . . . .      19
     Item 2. Changes in Securities . . . . . . . . . . . . . . . . .      19
     Item 3. Defaults Upon Senior Securities . . . . . . . . . . . .      19
     Item 4. Submission of Matters to a Vote of Security Holders . .      19
     Item 5. Other Information . . . . . . . . . . . . . . . . . . .      19
     Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . .      19

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                      SUN HARBOR FINANCIAL RESOURCES, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                             September 30,    December 31,
                                                 1996            1995
                                             -------------    ------------
                                             (Unaudited)

CURRENT ASSETS:
     Cash and cash equivalents..........     $    1,364       $    114
     Accounts receivable................              0              0
     Loans held for resale..............              0              0
     Investments........................        621,000         19,886
                                              ---------       --------

          Total current assets..........        622,364         20,000

FIXED ASSETS:
     Furniture and equipment............              0              0
     Accumulated Depreciation...........              0              0
                                              ---------       --------

          Net fixed assets..............              0         39,031

OTHER ASSETS:

     Investments........................         80,000              0
     Notes Receivable...................         10,000         15,000
                                              ---------       --------

          Total other assets............         90,000         15,000
                                              ---------       --------

TOTAL ASSETS..                               $  712,364      $  35,000
                                              ---------       --------
                                              ---------       --------



        The accompanying notes are an integral part of these statements.

                      SUN HARBOR FINANCIAL RESOURCES, INC.

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                      September 30,       December 31,
                                                                           1996                1995
                                                                      -------------       ------------

                                                                      (Unaudited)
CURRENT LIABILITIES:
     Accrued expenses.............................                    $        0          $    3,000
     Cash Overdraft...............................                             0              17,741
     Income taxes payable.........................                             0                   0
     Current portion of long term debts...........                             0                   0
                                                                      ----------          ----------
          Total current liabilities....................                        0              20,741

LONG TERM DEBT, less current maturities                                   25,000                   0
                                                                      ----------          ----------

          Total liabilities............................                   25,000              20,741

STOCKHOLDERS' EQUITY:
     Common Stock, 30,000,000 shares authorized;
          $.01 par value; 29,515,200 and 29,515,200 shares
          issued and outstanding at September 30, 1996 and
          December 31, 1995.......................                       295,152             295,152
     Preferred Stock, 5,000,000 shares authorized;
          $.01 par value; 34,000 and 34,000 shares issues
          and outstanding at September 30, 1996 and
          December 31, 1995.......................                           340                 340
     Additional paid-in capital...................                       (97,700)           (228,588
     Unrealized Gain on Securities................                       563,963                   0
     Retained earnings (deficit)..................                       (74,391)            (52,645)
                                                                      ----------         -----------

          Total stockholders' equity...................                  687,364              14,259
                                                                      ----------         -----------
     TOTAL LIABILITIES
     AND STOCKHOLDERS' EQUITY.....................                    $  712,364         $    35,000
                                                                      ----------         -----------
                                                                      ----------         -----------



        The accompanying notes are an integral part of these statements.

                      SUN HARBOR FINANCIAL RESOURCES, INC.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)





                                                     Nine Months                   Three Months
                                                  Ended September 30,           Ended September 30,
                                              ------------------------      ------------------------
                                                 1996          1995           1996           1995
                                              ---------      ---------      ---------      ---------
Sales
     Origination of loans................     $       0      $       0      $       0      $       0
     Servicing and interest income.......            27              0              0              0
     Others..............................             0              0              0              0
     Loss on sale of assets..............                      (36,397)             0              0
                                              ---------      ---------      ---------      ---------

          Gross profit...................            27        (36,397)             0              0

Operating expenses
     Selling expenses....................             0              0              0              0
     General and administrative expenses         20,061         17,800          8,571          2,350
     Depreciation........................             0              0              0              0
     Interest............................           562              0            187              0
                                              ---------      ---------      ---------      ---------

          Loss from operations...........       (20,596)       (54,197)        (8,758)        (2,350)
                                              ---------      ---------      ---------      ---------

          Income (loss) before taxes.....       (20,596)       (54,197)        (8,758)        (2,350)

Income taxes.............................         1,150              0              0              0
                                              ---------      ---------      ---------      ---------

          NET INCOME (LOSS)..............     $ (21,746)     $ (54,197)     $  (8,758)     $  (2,350)
                                              ---------      ---------      ---------      ---------
                                              ---------      ---------      ---------      ---------

EARNINGS (LOSS) PER SHARE................     $  (.0007)     $  (.0018)     $  (.0003)     $  (.0001)
                                              ---------      ---------      ---------      ---------
                                              ---------      ---------      ---------      ---------



        The accompanying notes are an integral part of these statements.

                      SUN HARBOR FINANCIAL RESOURCES, INC.
                             STATEMENT OF CASH FLOWS
                         NINE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)


                                                            1996         1995
                                                       -----------   -----------
Cash flow from operating activities:
Net cash (used in) provided by operating activities    $  (21,746)   $  (54,197)
     Adjustments to reconcile net income (loss)
          by operating activities:
          Depreciation...............................           0             0
     Changes in current assets and liabilities:
     (Increase) decrease in receivables..............           0        11,380
     (Increase) decrease in loans held for resale....           0       178,500
     (Increase) decrease in advances and other assets           0        34,940
     Increase (decrease) in accrued expenses.........     ( 3,000)      (79,533)
     Increase (decrease) in warehouse line payable              0      (169,695)
     Increase (decrease) in deferred revenues........           0             0
     Increase (decrease) in current portion of
          long term debts............................           0       (10,367)
     Increase (decrease) in deferred income taxes....           0             0
                                                       ----------    ----------

     Net cash used in operating activities...........     (24,746)      (88,972)

Cash flows from investing activities:
     Additions to fixed assets.......................           0        39,031
     Net changes to notes receivable.................       5,000        36,639
     Purchase of Investments.........................    (117,151)
     Decrease in security deposit....................           0         6,352
                                                       ----------    ----------

          Net cash provided by investing activities..    (112,151)       82,022
Cash flows from financing activities:
     Payments of long term debt......................           0       (32,971)
     Reductions in Additional Paid in Capital........      (7,362)           0
     Additional Paid in Capital......................     163,250
     Increase in equity due to sale of wholly owned
          subsidiaries...............................           0        28,032

          Net cash used by financing activities......     155,888        (4,939)
                                                       ----------    ----------

          Net decrease in cash and cash equivalents..      18,991       (11,889)

Cash and cash equivalents at beginning of period.....     (17,627)       58,889
                                                       ----------    ----------

Cash and cash equivalents at end of period...........  $    1,364    $   47,000
                                                       ----------    ----------
                                                       ----------    ----------
Supplemental disclosures of cash flow information:
     Cash paid during the year for:
          Interest...................................  $      562    $        0
          Income taxes...............................       1,150             0


        The accompanying notes are an integral part of these statements.

                      SUN HARBOR FINANCIAL RESOURCES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                      NINE MONTHS ENDED SEPTEMBER 30, 1996
                                   (UNAUDITED)

1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position of Sun Harbor Financial Resources, Inc. and Subsidiaries (the "Company") as of September 30, 1996 and December 31, 1995 and the results of its operations and its cash flows for the nine and three months ended September 30, 1996 and 1995. The results of operations and cash flows for the nine and three months ended September 30, 1996 are not necessarily indicative of the results to be expected for any other interim period or the full year. These consolidated financial statements should be read in combination with the consolidated financial statements and notes thereto for the year ended December 31, 1995.

2. On October 31, 1995, the Company's Board of Directors voted to sell (effective June 29, 1995), the Company's three wholly-owned subsidiaries:
     Sun Harbor Mortgage, Inc., Sun Harbor Leasing, Inc., and Peninsula Funding Corporation to a Company officer, David W. Langill at a selling price of $15,000. The sale is subject to approval of the Company'shareholders. Under the terms of the transaction, Mr. Langill has assumed all of the Company's liabilities and has agreed to indemnify and hold the Company harmless from and against all material liabilities that the Company had as of June 29, 1995. The financial statements shown do not include any of the operations or financial statements of these three companies.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS


          This report has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in annual reports has been condensed or omitted pursuant to such rules and regulations. This report should be read in conjunction with the Company's latest Annual Report on Form 10-KSB for the year ended December 31, 1995, a copy of which may be obtained by writing Sun Harbor Financial Resources, Inc., 5001 East Commercenter Drive, Suite 245, Bakersfield, California 93309.

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


RESULTS OF OPERATIONS

NINE MONTHS ENDING SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995

     For the nine months ending September 30, 1996 (the "1996 Period"), the Company recorded only $27 in revenues compared a Loss on Sale of Assets of (36,397) recorded in the nine months ending September 30, 1995 (the "1995 Period").

     The near absence of sales revenues during the 1996 Period was due to the action of the Company's Board of Directors, to sell the Company's three wholly-owned subsidiaries (Sun Harbor Mortgage, Inc., Sun Harbor Leasing, Inc., and Peninsula Funding Corporation) to a Company officer, David W. Langill. The sale agreement is subject to shareholder approval and provides that the subsidiaries were sold to Mr. Langill effective June 29, 1995.

     Expenses for the 1996 Period included: (i.) $20,061 in general and administrative expenses which included certain legal, accounting, and related costs and (ii.) $562 recorded as interest expense.

     By comparison, for the comparable 1995 Period, the Company recorded $17,800 in General and Administrative Expenses and $0 in Interest Expense. The General and Adsministrative Expenses were incurred for legal, accounting, administrative, and office expenses.

     As a result, the Company incurred a loss of $21,746 for the 1996 Period in comparison with a loss of $54,197 for the comparable 1995 Period. The decreased loss was primarily due to the lack of one-time charges of $36,397 the Company incurred in connection with the sale of the Company's three subsidiaries in the 1995 Period.

THREE MONTHS ENDING SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995

     For the three months ending September 30, 1996 ("Third Quarter 1996"), the Company recorded no revenues similar to the three months ending September 30, 1995 ("Third Quarter 1995"), where the Company recorded no revenues.

     The absence of sales revenues during Third Quarter 1996 and Third Quarter 1995 was due to the action of the Company's Board of Directors, to sell the Company's three wholly-owned subsidiaries (Sun Harbor Mortgage, Inc., Sun Harbor Leasing, Inc., and Peninsula Funding Corporation) to a Company officer, David W. Langill. The sale agreement is subject to shareholder approval and provides that the subsidiaries were sold to Mr. Langill effective June 29, 1995.

     The only expenses for Third Quarter 1996 were $8,571 in general and administrative expenses which included certain legal, accounting, administrative, and related costs and $187 in Interest Expense.

     By comparison for Third Quarter 1995, the Company recorded $2,350 in General and Administrative Expenses and no Interest Expense.

     As a result and without any revenues in the Third Quarter 1996, the Company incurred a loss of ($8,758) in comparison with a loss of (2,350) for Third Quarter 1995.

LIQUIDITY AND CAPITAL RESOURCES

     During the Third Quarter 1996, the Company's cash requirements were met through the use of the Company's cash resources.

     For the nine month period ending September 30, 1996, the Company experienced negative cash flow in operating activities of ($24,746). After investing and financing activities, the Company recorded a net increase in cash and cash equivalents of $18,991 for the first nine months of 1996.

     By comparison, for the first nine months of 1995, the Company experienced a negative cash flow of ($88,972) in its operating activities. After investing and financing activities, the Company recorded a net decrease in cash and cash equivalents of ($11,889) for the first nine months of 1995.

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

PART II - OTHER INFORMATION (UNAUDITED)

ITEM 1.  LEGAL PROCEEDINGS

     There have been no material developments in any of the Company's legal proceedings since disclosed in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

ITEM 2.  CHANGES IN SECURITIES

     Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Stock Purchase Agreement. (1)

     (b)  Reports on Form 8-K

          None.
_________________________
Footnote:

     (1) Previously filed with the Securities and Exchange Commission as an Exhibit to Current Report on Form 8-K of the Company, as filed November 10, 1995.

                                   SIGNATURES



     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              Registrant:
                              SUN HARBOR FINANCIAL RESOURCES, INC.



                               /s/ David W. Langill
                              ---------------------------------
                              David W. Langill




Date: November 25, 1996