Form 10KSB
period 1996-12-31
SUN HARBOR FINANCIAL RESOURCES INC
filed 2000-06-09
CIK 841360

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 [FEE REQUIRED]
                    For the fiscal year ended December 31, 1996

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                        Commission File No. 033-27508-LA


                      SUN HARBOR FINANCIAL RESOURCES, INC.
             ------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

Delaware                                                             33-0338441
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                              Identification No.)

          3211 Emerald Arbor Street, Bakersfield, California    93312
                (Address of principle executive office)      (Zip Code)

                     Issuer's telephone number:  (661) 588-3839

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes  [ ]   No  [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year: $0.

     The aggregate market value of the voting stock held by non-affiliates (23,465,200 shares of Common Stock) was $234,652.00 as of June 3, 1996. The Registrant's Common Stock was not traded on any market in 1997, 1998, or 1999. The stock price for computation purposes was $0.01, based on the closing sale price for the Registrant's Common Stock on NASDAQ Bulletin Board on
June 3, 1996. This value is not intended to be a representation as to the value or worth of the Registrant's shares of Common Stock. The number of shares of non-affiliates of the Registrant has been calculated by subtracting shares held by persons affiliated with the Registrant from outstanding shares. The number of shares outstanding of the Registrant's Common Stock as of November 10, 1999 was 29,515,200 shares.

                                    -  1 -
===============================================================================

                      SUN HARBOR FINANCIAL RESOURCES, INC.

                             INDEX TO ANNUAL REPORT
                                 ON FORM 10-KSB


                                                                           Page
PART I

Item 1.   DESCRIPTION OF BUSINESS & PLAN OF OPERATION  . . . . . . . . . .   3

Item 2A.  FACTORS THAT MAY AFFECT FUTURE RESULTS . . . . . . . . . . . . .   8

Item 2.   PROPERTIES . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

Item 3.   LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . . . . . . .  10

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  . . . . . .  10

PART II

Item 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS . . . .  11

Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS  . . . . . . . . .  12

Item 7.   FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . . .  13

Item 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE . . . . . . . . . . . . .  13

PART III

Item 9.   DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSON;
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT  . . . . . . .  14

Item 10.  EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . . .  17

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT . . . . . . . . . . . . . . . . . . . . . . . . .  18

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . . .  19

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . .  19

                                    -  2 -
===============================================================================

                                    PART I

Item 1.     DESCRIPTION OF BUSINESS

     COMPANY BACKGROUND

Sun Harbor Financial Resources, Inc., a Delaware Corporation ("the Company"), was incorporated in the State of Delaware on May 3, 1988. Currently, the Company has no operations and only minimal assets. The Company's Common Stock has not been traded in any market. The Company is a public "shell" corporation.

On August 25, 1988, the Company effectuated a tax free reorganization ("the Acquisition") under Section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended. As a result of the Acquisition, the Company acquired Sun Harbor Mortgage, Inc., a California Corporation ("SHMI"), incorporated in the State of California on January 26, 1981, which became a wholly-owned subsidiary of the Company. SHMI was a financial intermediary and operates a mortgage banking firm with activities in San Diego , California. In addition, the Company's second wholly-owned subsidiary, Peninsula Funding Corporation ("PFC"), was a trustee corporation that SHMI specifies in it's Deeds of Trust to represent the beneficiary, supervise foreclosure proceedings, and issue reconveyances. The Company derives reconveyance and trustee fee revenues through PFC operations. On September 11, 1989 a third wholly-owned subsidiary, Pacific Empire Escrow, Inc. ("PEEI") was incorporated as a California corporation. Pacific Empire Escrow, Inc. was intended to be an independent Escrow company operating in the state of California. However, Pacific Empire Escrow never became operational, and SHMI formed an Escrow Department to provide Escrow Services for loans that directly involve SHMI. On July 27, 1993, Pacific Empire Escrow, Inc. formally amended its Articles of Incorporation to change its name to Sun Harbor Insurance Services, Inc. ("SHISI"). SHISI offered insurance agency services within San Diego county during the final two quarters of 1993 and for a portion of the first quarter of 1994. However, as a result of a management decision, SHISI's operations were terminated in March 1994. In September, 1994 Sun Harbor Insurance Services, Inc. formally amended its Articles of Incorporation to change its name to Sun Harbor Leasing, Inc. ("SHLI"). SHLI offers a wide range of leases on automobiles, aircraft, boats, office equipment, etc. to Lessees in San Diego and other Southern California counties. SHLI became operational during the fourth quarter of 1994.

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

                                    -  3 -
===============================================================================

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

As of the date of this Form 10-KSB, the Note is in default and the Company's officers and directors are evaluating what actions may be taken to obtain payment of all monies due under the Company.

The "Company", as used herein, refers to the consolidated entity unless otherwise noted.

     BUSINESS SERVICES PRIOR TO JUNE 30, 1995

Prior to June 30, 1995 and subject to approval of the Company's shareholders, Company has had three wholly-owned subsidiary corporations, Sun Harbor Mortgage, Inc. ("SHMI"), Peninsula Funding Corporation ("PFC") and Sun Harbor Leasing, Inc. ("SHLI"). SHMI, PFC and SHLI are California corporations. SHMI is a Mortgage Banking and Brokerage firm, PFC is a Trustee corporation and SHLI offers vehicle leasing services. Through its operating subsidiaries, the Company had seven business services: (i) Equity Lending; (ii) Loan Servicing;
(iii) Residential Mortgage Banking Services; (iv) Commercial Loan Brokering Services; (v) Reconveyance and Trustee Fee Services; (vi) Escrow Services; and
(vii) Vehicle Leasing Services.

PLAN OF OPERATION

Since 1995, the Company ceased all operations and remains dormant. The Company, in accordance with the proxy rules under the Securities Exchange Act of 1934 and pending the approval of its shareholders, will become a "public shell" and thereby seek to either merge with or acquire an operating company with operating history and assets. The Securities and Exchange Commission has defined and designated these types of companies as "blind pools" and "blank check" companies.

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

                                    -  4 -
===============================================================================

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

The company does not intend to make any loans to any prospective merger or acquisition candidates or to unaffiliated third parties.

                                    -  5 -
===============================================================================

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

                                    -  6 -
===============================================================================

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

                                    -  7 -
===============================================================================

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

EMPLOYEES

The Company has a total of two employees, the Company's President and the Company's Secretary each of whom serves without compensation.


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

3. RELIANCE UPON OFFICERS; LIMITED TIME TO DEVOTE TO COMPANY BUSINESS. The Company is dependent upon the personal efforts and abilities of its President and Chairman, Peter H. Norman and the Company's Secretary, Lisa Norman each of whom devotes only limited time to the affairs of the Company. The officers and directors of the Company have certain business experience but have limited experience in acquisition or merger activities. The officers and directors have not agreed to expend any specific amount of time on behalf of the Company, but will devote such time as necessary to identify and consummate a merger or acquisition.

                                    -  8 -
===============================================================================

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

5. LOSS OF TRADING MARKET FOR COMMON STOCK. The Company's Common Stock is no longer traded (OTC) on the Electronic Bulletin Board and there can be no assurance that the Company's Common Stock will ever again trade in any market. The Company has only limited financial resources and there can be no assurance that the Company will obtain funds, at a reasonable cost, in order to enable the Company to complete and maintain accurate and complete filings needed under the Securities Exchange Act of 1934, to comply with state securities laws with respect to non-issuer transactions, and otherwise maintain the Company. Even if a market does develop, it may not be sustained.

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

11. POSSIBLE RULE 144 STOCK SALES. A total of 28,470,000 shares of the Company's outstanding Common Stock are "restricted securities" and may be sold only in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration. Rule 144 provides that a person holding restricted securities for a period of one year may thereafter sell in brokerage transactions, an amount not exceeding in any three month period the greater of either (i) 1% of the Company's outstanding Common Stock, or (ii) the average weekly trading volume during a period of four calendar weeks immediate preceding any sale. Persons who are not affiliated with the Company and who have held their restricted securities for at least three years are not subject to the volume limitation. Possible or actual sales of the Company's Common Stock by present shareholders under Rule 144 may have a depressive effect on the price of the Company's Common Stock in any market which may develop.

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

                                    -  9 -
===============================================================================

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


Item 2.     PROPERTIES

EXECUTIVE OFFICES

The Company's current offices at 3211 Emerald Arbor Street, Bakersfield, California 93312 are provided rent-free by the Company's President, Peter H. Norman.


Item 3.     LEGAL PROCEEDINGS

The Company is not currently the subject of any existing litigation.


Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The last meeting of the Company's shareholders was held on May 18, 1989. There were no matters submitted to a vote of shareholders during the fiscal year ending December 31, 1996.

                                    - 10 -
===============================================================================

                                 PART II


Item 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

The Company's Common Stock is traded on the NASDAQ Bulletin Board. The following table reflects the high and low prices of the Company's Common Stock for the two years ended December 31, 1995, the last full year for which there existed any trading in the Company's Common Stock. The Company's Common Stock has not traded in 1996, 1997, 1998, or 1999.

                     1994           High ($)  Low ($)

                 1st Quarter          0.01     0.01

                 2nd Quarter          0.01     0.01

                 3rd Quarter          0.02     0.01

                 4th Quarter          0.02     0.01

                    1995

                 1st Quarter          0.02     0.01

                 2nd Quarter          0.02     0.01

                 3rd Quarter          0.01     0.01

                 4th Quarter          0.01     0.01


Since 1995, the Company's Common Stock has not traded in any market and there can be no assurance that the Company's Common Stock will ever regain any tradability in any securities market.

The Company has followed the policy of reinvesting earnings in the business and, consequently, has not paid any cash dividends. At the present time, no change in this policy is under consideration by the Board of Directors. The payment of cash dividends in the future will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial requirements and condition, opportunities for reinvesting earnings, business conditions and other factors. The number of shareholders of record of Common Stock on June 3, 1996 was approximately 737. The Company is not certain how many shareholders it has as of September 30, 1999.

                                    - 11 -
===============================================================================

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

From the Company's incorporation in 1988 to June 30, 1995, the Company offered mortgage banking and brokering, loan servicing and trustee services.

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

The Company also derived revenue from interest obtained from borrower payments on promissory notes secured by Deeds of Trust that were owned by the Company.

RESULTS OF OPERATIONS

Total Revenues for the year ended December 31, 1996 was $0. Selling, general, and administrative expenses totaled $28,202. This resulted in Total Operating Expenses of $28,202 since the Company had no outstanding operations or activities in 1996.

The Company did record $27 in Interest Income and recorded $57,037 in the decline of the market value of certain securities it held together with $80,000 in the decline of certain investments it held.

As a result, the Company recorded a Net Loss of $165,212 in 1996. The Company's Loss Per Share in 1996 was $(0.0056) which compares to a Loss Per Share of ($0.0028) in 1995.

LIQUIDITY AND CAPITAL RESOURCES

There are several components which affect the Company's ability to meet its financial needs, including funds generated from operations, levels of accounts receivable, capital expenditures, short-term borrowing capacity and the ability to obtain long-term capital on reasonable terms. For the year ended
December 31, 1996, the Company experienced a cash flow before financing activities of ($117,151). After financing activities, which utilized $161,210, the Company recorded a net increase in cash for 1996 of $13,123. In 1996, the Company experienced a positive cash flow before financing activities of $161,210.

To assist the Company, the Company issued the Company's President, Peter H. Norman, an unsecured note payable in the amount of $25,000 at an interest rate of three percent. The funds provided the Company under this note payable have been used by the Company to pay certain operating and other expenses.

IMPACT OF INFLATION

Inflation has not had a significant effect on the Company's operation during the three years ending December 31, 1996.

                                    - 12 -
===============================================================================

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

                                    - 13 -
===============================================================================

                                   PART III

Item 9.     DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSON; COMPLIANCE WITH
            SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

The names and ages of the Directors and Executive Officers of the Company are as follows:

Name                 Age     Position                               Since

Peter H. Norman      57      Chairman, President, & CEO            04-18-95

Lisa Norman          57      Secretary, Treasurer, & Director      10-05-95

Allison Gilbert      67      Director                              06-10-90

David W. Langill     35      Director                              05-20-88

Paul N. Gray         79      Director                              04-12-92

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

                                    - 14 -
===============================================================================

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

                                    - 15 -
===============================================================================

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

The Company is required to identify Covered Persons that the Company knows have failed to file or filed late Section 16(a) reports during the previous fiscal year. To the Company's knowledge, the following Covered Persons during the fiscal year ended December 31, 1996 failed to file on a timely basis reports required by Section 16(a) of the Exchange Act:

                                              Number of Reports Not Filed on a
     Name                Position                       Timely Basis(1)
-----------------    --------------------     ---------------------------------

Peter H. Norman      President, Chairman      Form 3; Form 4 (1 report); Form 5
                     of the Board, CEO

Lisa Norman          Secretary, Treasurer,
                     Director (1)             Form 3; Form 5

Allison Gilbert      Director                 Form 3; Form 4 (1 report); Form 5

David W. Langill     Director                 Form 5

Paul N. Gray         Director                 Form 5

--------------------------------

(1) To the Company's knowledge, based solely on a review of the copies of the reports furnished to the Company by such persons in the fiscal year ended December 31, 1996, such persons have subsequently filed the reports required by
Section 16(a) of the Exchange Act.

                                    - 16 -
===============================================================================

Item 10.    EXECUTIVE COMPENSATION

The following table shows for the fiscal years ended December 31, 1996, 1994, and 1993 the cash compensation paid by the Company as well as certain other compensation paid or accrued for the year, to the Chief Executive Officer and the executive officers of the Company whose aggregate compensation was more than $100,000 for such fiscal year (the "Named Executive Officers").

                       Summary Compensation Table

                                                                 Long-Term
                                 Annual Compensation            Comp. Awards
                              -----------------------------     ------------
                                                                  Shares
Name and              Fiscal                      Other         Underlying
Principal Position     Year   Salary   Bonus   Compensation     Options (#)
------------------     ----   ------   -----   ------------     -----------

Peter H. Norman        1996    $0       $0          *                --
Chairman of the Board,
President & CEO

Lisa Norman            1996    $0       $0          *                --
Secretary, Treasurer,
& Director

--------------------------------

* The dollar value of compensation, perquisites, and other personal benefits was less than the reporting thresholds established by the Securities and Exchange Commission for all of the Company's officers and directors during the 1994, 1995, and 1996 period. No officer received any compensation under stock plans during 1996. No director's fees were paid during 1994, 1995, and 1996.

                                    - 17 -
===============================================================================

Item 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding beneficial ownership as of December 31, 1996 of the Company's Common Stock, by any person who is known to the Company to be the beneficial owner of more than 5% of the Company's voting securities and by each Director and by Officers and Directors of the Company as a group. The Company has only one class of common stock. The percentages shown below are computed based on 29,515,200 shares of the Company's Common Stock outstanding as of December 31, 1996.

                                       Number of          Percentage
Name and Address                        shares             of class

Norman Family Trust................   6,000,000(1)          20.33%
3211 Emerald Arbor Street
Bakersfield, California 93312

Allison Gilbert....................      50,000               .17%
3211 Emerald Arbor Street
Bakersfield, California 93312

David W. Langill...................           0                 0%
3211 Emerald Arbor Street
Bakersfield, California 93312

Paul N. Gray.......................           0                 0%
3211 Emerald Arbor Street
Bakersfield, California 93312

All Officers and
Directors as a Group (5 persons)...   6,050,000             20.50%

International Credit Bureau, Inc...   3,250,000             11.01%
5001 East Commercenter Drive, #245
Bakersfield, California 93309

--------------------------------

(1) The Norman Family Trust is a trust in which Peter H. Norman and Lisa Norman, both company officers and directors, are trustees. Peter H. Norman is the husband of Lisa Norman.

                                    - 18 -
===============================================================================

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

In 1996 the Company's President, Peter H. Norman, advanced the sum of $25,000 to the Company and the Company issued to Mr. Norman a $25,000 unsecured promissory note which carries a 3% interest rate. The promissory note has no maturity date and is payable upon demand.


Item 13.    EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS       (a)(1)  Financial Statements.  Reference is made to the Index to
                       Financial Statements of the Company on page 20 of this report.

Reports on Form 8-K

               None.


Exhibit No.    Description of Exhibit
-----------    ----------------------------------

    27         Financial Data Schedule

                                    - 19 -
===============================================================================

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                                Lawrence P. Rub
                          Certified Public Accountants
      1128 Cardiff Ave. Suite 401 Los Angeles, Ca. 90035 (310) 859-9014
          28570 Marguerite Pkwy Suite 225 Mission Viego, Ca. 92692
            3130 Ellerslie Ct., Glenwood Md. 21738 (410)489-5354


June 17, 1999

Sun Harbor Financial Resources, Inc.
3211 Emerald Arbor St.
Bakersfield, Ca. 93312-8801

To the Board of Directors;


We have audited the balance sheet of Sun Harbor Financial Resources, Inc. as of December 31, 1996 and the related statements of income and cash flows for the year ending December 31, 1996. These financial statements are the responsibility of the Corporation Management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Sun Harbor Financial Resources, Inc. at December 31, 1996, and the results of their operations and their cash flow for the year ending December 31, 1996 in conformity with generally accepted accounting principles.


/s/ Lawrence P. Rub

Lawrence P. Rub

                                    - 20 -
===============================================================================

                      SUN HARBOR FINANCIAL RESOURCES, INC.
                                 BALANCE SHEETS
                                     ASSETS

                                                            December 31,
                                                         1996         1995
                                                       ---------    ----------
CURRENT ASSETS
Cash and Cash Equivalents                              $  (4,505)   $      114
Receivables                                                    0             0
Prepaid Expenses                                               0             0
Investment                                                     0        19,886
                                                       ---------    ----------
     Total Current Assets                                 (4,505)       20,000

OTHER ASSETS
Furniture and Equipment                                      825             0
Notes Receivable                                          15,000        15,000
                                                       ---------    ----------
     Total Other Assets                                   15,825        15,000
                                                       ---------    ----------

         TOTAL ASSETS                                  $  11,320    $   35,000
                                                       =========    ==========

<F1>
        The accompanying notes are an integral part of these statements.

                                    - 21 -
===============================================================================

                      SUN HARBOR FINANCIAL RESOURCES, INC.
                          BALANCE SHEETS (CONTINUED)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                            December 31,
                                                         1996         1995
                                                       ---------    ----------
CURRENT LIABILITIES:
Cash Overdraft                                         $       0    $   17,741
Accounts Payable                                           1,000             0
Accrued Expenses                                              63         3,000
                                                       ---------    ----------
     Total Current Liabilities                             1,063        20,741

LONG TERM DEBTS                                           25,000             0
                                                       ---------    ----------
     TOTAL LIABILITIES                                    26,063        20,741

STOCKHOLDERS' EQUITY

Common Stock par value $.01
  Authorized 30,000,000 Shares
  Issued and Outstanding
  29,515,200 Shares of Common Stock                      295,152       295,152

Preferred Stock par value $.01
  Authorized 5,000,000 Shares
  Issued and Outstanding
  34,000 Shares of Preferred Stock                           340           340
Addtional Paid In Capital                                (92,378)     (228,588)
Retained Earnings (Deficit)                             (217,857)      (52,645)
                                                       ---------    ----------
     Total Stockholders' Equity                          (14,743)       14,259
                                                       ---------    ----------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $  11,320    $   35,000
                                                       =========    ==========

<F1>
        The accompanying notes are an integral part of these statements.

                                    - 22 -
===============================================================================

                      SUN HARBOR FINANCIAL RESOURCES, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                             Year Ended
                                                             December 31,
                                                         ---------------------
                                                           1996        1995
                                                         ---------   ---------
REVENUE
  Origination of Loans                                   $       0   $ 254,169
  Servicing and Interest Income                                 27      40,944
  Gain (Loss) on Sale of Assets                                  0     (36,397)
  Escrow Fees and Other Income                                   0      18,561
                                                         ---------   ---------
         Total Revenue                                          27     277,277

OPERATING EXPENSES
  General, Administrative and Selling                       28,202     338,777
  Investments                                              137,010           0
  Depreciation and Amortization                                  0       7,000
  Interest                                                       0      12,590
                                                         ---------   ---------
         Total Expenses                                    165,212     358,367
                                                         ---------   ---------

INCOME (LOSS) BEFORE TAXES
  Income Taxes (Credit)                                          0       2,400
                                                         ---------   ---------
         NET INCOME (LOSS)                               $(165,212)  $ (83,490)
                                                         =========   =========

         LOSS PER SHARE                                  $  (.0056)  $  (.0028)
                                                         =========   =========

<F1>
        The accompanying notes are an integral part of these statements.

                                    - 23 -
===============================================================================

                      SUN HARBOR FINANCIAL RESOURCES, INC.
                            STATEMENT OF CASH FLOWS

                                                          Year Ended
                                                          December 31,
                                                      -----------------------
                                                         1996         1995
                                                      ----------   ----------
Cash flow from operating activities:
   Net loss                                           $ (165,212)  $  (83,490)
   Adjustments to reconcile net loss used
      in operating activities:
       Depreciation and amortization                          75        7,000
       Loss on disposal of assets                        137,037       36,397
   Changes in current assets and liabilities:
       (Increase) decrease in receivables                      0       11,380
       (Increase) decrease in other current assets             0      180,549
       (Increase) decrease in prepaid expenses                 0       32,891
       Increase (decrease) in accrued expenses            (2,936)     (76,533)
       Increase (decrease) in other current
           liabilities                                     1,000     (169,695)
       Increase (decrease) in deferred income taxes            0            0
       (Additions) reductions to security deposits             0        6,352
       Other                                                (900)           0
                                                      ----------   ----------
         Net cash used by operating activities           134,276      (55,149)

Cash flows from investing activities:
   Purchase of investment                               (117,151)     (19,886)
   Purchase of fixed assets                                    0       (2,594)
   Proceeds from sale of fixed assets                          0            0
   Net change to notes receivable                              0       23,082
                                                      ----------   ----------
         Net cash provided by investing activities      (117,151)         602

Cash flows from financing activities:
   Principal payments on long-term debt                        0       (5,079)
   Proceeds from long-term debt                           25,000            0
   Proceeds from issuance of common and
      preferred stock                                          0      185,020
   Redemption of preferred stock                               0            0
   Purchase of treasury stock                                  0            0
   Reduction of additional paid-in capital               (17,628)    (201,910)
                                                      ----------   ----------
         Net cash used by financing activities           161,210      (21,969)
                                                      ----------   ----------

Decrease in cash and cash equivalents                     13,123      (76,516)

Cash and cash equivalents at beginning of year           (17,628)      58,889
                                                      ----------   ----------

Cash and cash equivalents at end of year              $   (4,505)  $  (17,627)
                                                      ==========   ==========

Supplemental disclosures of cash flow information:
   Interest paid                                      $        0   $   12,590
   Income taxes paid                                  $        0   $        0

Non-cash investing and financing activities

<F1>
        The accompanying notes are an integral part of these statements.

                                    - 24 -
===============================================================================

                      SUN HARBOR FINANCIAL RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1996


NOTE I:   SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING PRINCIPLES

          1. Sun Harbor Financial Resources, Inc. was incorporated under the laws of the state of Delaware on May 3, 1988. The Company has adopted a December 31 calendar year for reporting requirements. The books of Sun Harbor Financial Resources, Inc. are maintained on the accrual basis of accounting.

          2. Fixed assets are depreciated or amortized using the straight-line method over their useful lives.

          3. The tax returns for Sun Harbor Financial Resources are being prepared on the accrual basis with an adjustment for the allowances for market value for marketable securities and investments in 1996.


NOTE II:   ORGANIZATION COSTS

           Organization costs are being amortized over a period of 12 years using the straight line method.


NOTE III:   INCOME TAXES

            Sun Harbor Financial Resources, Inc. is a Delaware Corporation and is subject to certain minimum taxes in the state of Delaware. In 1996 Sun Harbor Financial Resources applied and was approved to operate in the state of California and is subject to certain minimum taxes in California as well. There is currently a net operating loss for Federal income tax purposes and state income tax purposes.


NOTE IV:   ALLOWANCE FOR MARKETABLE SECURITIES & INVESTMENTS

           Sun Harbor Financial Resources, Inc. which are being stated at the lower of cost or market. At the date of issue of these financial statement the SEC placed a hold on the trading of the Marketable Securities in Alliance Industries. The investment in other stock have no current market value. Management estimates that there will be some future value to the securities and stocks.


NOTE V:   NOTES PAYABLE

          There is currently only one note payable to Peter Norman for $25,000 unsecured with an interested rate of 3% payable on demand. Interest on this note has a balance as of December 31, 1996 total $63.


NOTE VI:   NOTES RECEIVABLE

           There is currently only one note receivable form David W. Langill for $15,000 for the sale of the wholly owned subsidiaries sold in 1995. There has been no payment of this note as of the date of issuance of these financial statements. No interest has been accrued on this note.

                                    - 25 -
===============================================================================

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       SUN HARBOR FINANCIAL RESOURCES, INC.
                                       -------------------------------------
                                                 (Registrant)


                                       By:  /S/ Peter H. Norman
                                            --------------------------------
                                       Peter H. Norman, Chairman & President

                                       Date:  June 6, 2000


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /S/ Peter H. Norman
     ---------------------
Peter H. Norman, President


Date:  June 6, 2000



By:  /S/ Lisa Norman
     ---------------------
Lisa Norman, Secretary, Treasurer & Director


Date:  June 6, 2000



By:  /S/ David W. Langill
     ---------------------
David W. Langill, Director


Date:  June 6, 2000


                                    - 26 -
===============================================================================