Form 10QSB
period 1997-03-31
SUN HARBOR FINANCIAL RESOURCES INC
filed 2000-06-09
CIK 841360

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                   Quarterly Report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934

                      For the Quarter Ending March 31, 1997
                        Commission File No. 033-27508-LA


                      SUN HARBOR FINANCIAL RESOURCES, INC.
             (Exact name of Registrant as specified in its Charter)

Incorporated under the Laws                                          33-0338441
of the State of Delaware                                       (I.R.S. Employer
(State or other jurisdiction of                          Identification Number)
incorporation or organization)

            3211 Emerald Arbor Street, Bakersfield, California  93312
                     (Address of principle executive office)

                                 (661) 588-3839
              (Registrant's telephone number, including area code)


              (Former name, former address, and former fiscal year,
                          if changed since last report)

                  Common Stock Outstanding at November 10, 1997
                   29,515,200 Shares at $0.01 Par Value Common


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such
filing requirements for the past 90 days.  Yes      NO  X .
                                               ---     ---

                                    -  1 -
===============================================================================

                      SUN HARBOR FINANCIAL RESOURCES, INC.

                                TABLE OF CONTENTS


                                                                           Page
                                                                          Number
PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements
              Consolidated Balance Sheets
               March 31, 1997 (unaudited) and December 31, 1996. . . . .   3
              Consolidated Statements of Operations (unaudited)
               Three Months Ended March 31, 1997 (unaudited)
               and Three Months Ended March 31, 1996 (unaudited) . . . .   5
              Consolidated Statements of Cash Flows (unaudited)
               Three Months Ended March 31, 1997 and March 31, 1996. . .   6
              Notes to Consolidated Financial Statements (unaudited) . .   7

     Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations . . . . . . . . . . .   8
     Item 2A. Factors That May Affect Future Results . . . . . . . . . .  14

PART II - OTHER INFORMATION

     Item 1. Legal Proceedings . . . . . . . . . . . . . . . . . . . . .  17
     Item 2. Changes in Securities . . . . . . . . . . . . . . . . . . .  17
     Item 3. Defaults Upon Senior Securities . . . . . . . . . . . . . .  17
     Item 4. Submission of Matters to a Vote of Security Holders . . . .  17
     Item 5. Other Information . . . . . . . . . . . . . . . . . . . . .  17
     Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . .  17

                                    -  2 -
===============================================================================

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      SUN HARBOR FINANCIAL RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                         March 31,    December 31,
                                           1997           1996
                                       ------------   ------------
                                        (Unaudited)    (Audited)
CURRENT ASSETS:
  Cash and cash equivalents. . . . .    $   1,005      $  (4,505)
  Accounts receivable. . . . . . . .            0              0
  Loans held for resale. . . . . . .            0              0
  Investment . . . . . . . . . . . .            0              0
                                       ------------   ------------
       Total current assets. . . . .        1,005         (4,505)

FIXED ASSETS:
  Furniture and equipment. . . . . .          900            900
  Accumulated depreciation . . . . .          (75)           (75)
                                       ------------   ------------
       Net fixed assets. . . . . . .          825            825

OTHER ASSETS:
  Security deposits. . . . . . . . .            0              0
  Notes receivable . . . . . . . . .       15,000         15,000
                                       ------------   ------------
       Total other assets. . . . . .       15,825         15,825

TOTAL ASSETS . . . . . . . . . . . .    $  16,830      $  11,320
                                       ============   ============

<F1>
        The accompanying notes are an integral part of these statements.

                                    -  3 -
===============================================================================

                      SUN HARBOR FINANCIAL RESOURCES, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                         March 31,    December 31,
                                           1997           1996
                                       ------------   ------------
                                        (Unaudited)    (Audited)
CURRENT LIABILITIES:
  Accounts Payable . . . . . . . . .    $   1,000      $   1,000
  Accrued expenses . . . . . . . . .           63             63
  Cash overdraft . . . . . . . . . .            0              0
  Income taxes payable . . . . . . .            0              0
  Current portion of long term debts            0              0
                                       ------------   ------------
      Total current liabilities. . .        1,063          1,063

LONG TERM DEBT, less current maturities    31,596         25,000
                                       ------------   ------------
      Total liabilities. . . . . . .       32,659         26,063

STOCKHOLDERS' EQUITY:
  Common Stock, 30,000,000 shares
     authorized, issued and outstanding
     29,515,200 shares, $.01 par value;   295,152        295,152
  Preferred Stock, 5,000,000 shares
     authorized, issued and outstanding
     34,000 shares, $.01 par value;.          340            340
  Additional paid-in capital . . . .      (92,378)       (92,378)
  Retained earnings (deficit). . . .     (218,943)      (217,857)
                                       ------------   ------------
      Total stockholders' equity . .       15,829         14,743
                                       ------------   ------------
  TOTAL LIABILITIES
  AND STOCKHOLDERS' EQUITY . . . . .    $  16,830     $   11,320
                                       ============   ============

<F1>
        The accompanying notes are an integral part of these statements.

                                    -  4 -
===============================================================================

                      SUN HARBOR FINANCIAL RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                Three Months
                                               Ended March 31,
                                               --------------
                                           1997              1996
                                         --------          --------
Sales
  Origination of loans . . . . . . .     $      0          $      0
  Servicing and interest income. . .            0                10
  Others . . . . . . . . . . . . . .            0                 0
                                         --------          ---------
            Gross profit . . . . . .            0                10

Operating expenses
  Selling, General and
    Administrative expenses. . . . .        1,086             5,670
  Depreciation . . . . . . . . . . .            0                 0
  Interest . . . . . . . . . . . . .            0               188
                                         --------          ---------
            Total expenses . . . . .        1,086             5,858

            Income (loss) before taxes     (1,086)           (5,848)

Income taxes . . . . . . . . . . . .            0                 0
                                         --------          ---------
            NET INCOME (LOSS). . . .     $ (1,086)         $ (5,848)
                                         ========          =========

EARNINGS (LOSS) PER SHARE. . . . . .     $(.00004)         $(.00020)
                                         ========          =========

<F1>
        The accompanying notes are an integral part of these statements.

                                    -  5 -
===============================================================================

                      SUN HARBOR FINANCIAL RESOURCES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                          THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)

                                                            1997         1996
                                                          --------     --------
Cash flow from operating activities:
Net cash (used in) provided by operating activities       $ (1,207)    $ (5,848)
  Adjustments to reconcile net income (loss)
     by operating activities:
     Depreciation. . . . . . . . . .                            75            0
  Changes in current assets and liabilities:
     (Increase) decrease in receivables                     (2,500)           0
     (Increase) decrease in loans held for resale                0            0
     (Increase) decrease in advances and other assets            0            0
     Increase (decrease) in accrued expenses                   187       (3,000)
     Increase (decrease) in warehouse line payable               0            0
     Increase (decrease) in deferred revenues                    0            0
     Increase (decrease) in current portion of
          long term debts. . . . . .                             0            0
     Increase (decrease) in deferred income taxes                0            0
                                                          --------     --------
     Net cash used in operating activities                  (1,087)      (8,848)

Cash flows from investing activities:
  Additions to fixed assets. . . . .                             0            0
  Net changes to notes receivable. .                             0        2,500
  Purchase of securities . . . . . .                             0      (15,020)
                                                          --------     --------
     Net cash (used) by investing activities                     0      (12,520)

Cash flows from financing activities:
  Payments of long term debt . . . .                         6,597            0
  Redemption of preferred stock. . .                             0            0
  Additional paid-in capital . . . .                             0       42,000
  Paid-in capital reduced. . . . . .                             0       (1,392)
                                                          --------     --------
     Net cash provided by financing activities               6,597       40,608
                                                          --------     --------
     Net increase in cash and cash equivalents               5,510       19,240

Cash and cash equivalents at beginning of period            (4,505)     (17,627)
                                                          --------     --------
Cash and cash equivalents at end of period                $  1,005     $  1,613
                                                          ========     ========

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
     Interest. . . . . . . . . . . .                      $      0     $    188
     Income taxes. . . . . . . . . .                             0            0

<F1>
        The accompanying notes are an integral part of these statements.

                                    -  6 -
===============================================================================

                      SUN HARBOR FINANCIAL RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 1997
                                  (Unaudited)


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


NOTE IV:   ALLOWANCE FOR MARKETABLE SECURITIES & INVESTMENTS

           Sun Harbor Financial Resources, Inc. is carrying its marketable securities at the lower of cost or market. At the date of issue of these financial statement the SEC placed a hold on the trading of the Marketable Securities in Alliance Industries. The investment in other stock have no current market value. Management estimates that there will be some future value to the securities and stocks.


NOTE V:   NOTES PAYABLE

          There is currently only one note payable to Peter Norman for $25,000 unsecured with an interested rate of 3% payable on demand. Interest on this note has a balance as of March 31, 1997 of $251.


NOTE VI:   NOTES RECEIVABLE

           There is currently only one note receivable form David W. Langill for $15,000 for the sale of the wholly owned subsidiaries sold in 1995.
There has been no payment of this note as of the date of issuance of these financial statements. Interest for 1996 and 1997 has all been accrued in 1997 totaling $2,500. Payment are due to start on January 15, 1998 at $500 per month until the note is paid in full principle and interest.


NOTE VII:   ADVANCES FROM OFFICERS:

            Peter Norman has advanced to Sun Harbor Financial Resources, Inc. funds to continue its operations during 1997. These advances are considered to be a long term loan with no implied interest for 1997.


                                    -  7 -
===============================================================================

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in annual reports has been condensed or omitted pursuant to such rules and regulations. This report should be read in conjunction with the Company's latest Annual Report on Form 10-K for the year ended December 31, 1996, a copy of which may be obtained by writing Sun Harbor Financial Resources, Inc., 3211 Emerald Arbor Street, Bakersfield, California 93312.

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

     On October 31, 1995 and after five years of cumulative losses, the Company's Board of Directors, after receiving an independent valuation opinion, voted to sell SHMI, SHL, and PFC to a Company officer, David W. Langill for $15,000. The proposed sale is subject to approval of the Company's shareholders and the Company has not yet set a date for a meeting of the Company's shareholders.

RESULTS OF OPERATIONS

THREE MONTHS ENDING MARCH 31, 1996 AND MARCH 31, 1997

     For the three months ending March 31, 1996 (the "First Quarter 1996"), the Company recorded $10 in revenues in comparison with the three months ending March 31, 1997 (the "First Quarter 1997"), where the Company recorded $0 in revenues. During First Quarter 1997 the Company was dormant and did not have any operations or business activities.

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


                                    -  8 -
===============================================================================

     Expenses for the First Quarter 1996 included: (i.) $5,670 in general and administrative expenses which included certain legal, accounting, and related costs and (ii.) $188 recorded as interest expense.

     By comparison with First Quarter 1997, the Company recorded $1,086 in Selling General and Administrative Expenses.

     As a result, the Company incurred a loss of $5,848 for the First Quarter 1996 in comparison with a loss of $1,086 for the comparable First Quarter 1997. The decreased loss was primarily due to the limited scope and level of operating activity by the Company during the First Quarter 1997.

LIQUIDITY AND CAPITAL RESOURCES

     During the First Quarter 1997, the Company's cash requirements were met through the use of the Company's cash resources and from funds provided by the Company's President, Peter H. Norman.

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


                                    -  9 -
===============================================================================

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


                                    - 10 -
===============================================================================

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


                                    - 11 -
===============================================================================

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


                                    - 12 -
===============================================================================

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


                                    - 13 -
===============================================================================

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


                                    - 14 -
===============================================================================

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


                                    - 15 -
===============================================================================

12. RISKS OF LOW PRICED STOCKS. Limited and sporadic trading for the Company's Common Stock formerly existed in the over-the-counter market in the so-called "pink sheets," or the NASD's "Electronic Bulletin Board." Currently the Company is not aware of any trading market for the Company's Common Stock. Consequently, a shareholder may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the Company's securities. In the absence of a security being quoted on NASDAQ, or the Company having $2,000,000 in net tangible assets, trading in the Common Stock is covered by Rule 3a51-1 promulgated under the Securities Exchange Act of 1934 for non-NASDAQ and non-exchange listed securities. Under such rule, broker/dealers who recommend such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse) must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale.

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


                                    - 16 -
===============================================================================

PART II - OTHER INFORMATION (UNAUDITED)

ITEM 1.  LEGAL PROCEEDINGS

    There have been no material developments in any of the Company's legal proceedings since disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

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


                                    - 17 -
===============================================================================

                                     SIGNATURES



     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Registrant:
                              SUN HARBOR FINANCIAL RESOURCES, INC.



                               /s/ Peter H. Norman
                               --------------------------------
                               Peter H. Norman, Chairman


Date: June 6, 2000



                                    - 18 -
===============================================================================