Form 10QSB
period 1997-06-30
SUN HARBOR FINANCIAL RESOURCES INC
filed 2000-06-09
CIK 841360

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                   Quarterly Report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934

                      For the Quarter Ending June 30, 1997
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

                      SUN HARBOR FINANCIAL RESOURCES, INC.

                                TABLE OF CONTENTS


                                                                          Page
                                                                         Number
PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements
              Consolidated Balance Sheets
               June 30, 1997 (unaudited) and December 31, 1996 . . . . .  3
              Consolidated Statements of Operations (unaudited)
               Three Months Ended June 30, 1997 (unaudited)
               and Three Months Ended June 30, 1996 (unaudited)
               Six Months Ended June 30, 1997 (unaudited)
               and Six Months Ended June 30, 1996 (unaudited). . . . . .  5
              Consolidated Statements of Cash Flows (unaudited)
               Six Months Ended June 30, 1997 and June 30, 1996. . . . .  6
              Notes to Consolidated Financial Statements (unaudited) . .  7

     Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations . . . . . . . . . . .  8
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
===============================================================================

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      SUN HARBOR FINANCIAL RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                         June 30,     December 31,
                                           1997           1996
                                       ------------   ------------
                                        (Unaudited)    (Audited)
CURRENT ASSETS:
  Cash and cash equivalents. . . . .    $     109      $  (4,505)
  Accounts receivable. . . . . . . .            0              0
  Loans held for resale. . . . . . .            0              0
  Investment . . . . . . . . . . . .            0              0
                                       ------------   ------------
       Total current assets. . . . .          109         (4,505)

FIXED ASSETS:
  Furniture and equipment. . . . . .          900            900
  Accumulated depreciation . . . . .          (75)           (75)
                                       ------------   ------------
       Net fixed assets. . . . . . .          825            825

OTHER ASSETS:
  Security deposits. . . . . . . . .            0              0
  Notes receivable . . . . . . . . .       15,000         15,000
                                       ------------   ------------
       Total other assets. . . . . .       15,825         15,825

TOTAL ASSETS . . . . . . . . . . . .    $  15,934      $  11,320
                                       ============   ============

<F1>
        The accompanying notes are an integral part of these statements.

                                    -  3 -
===============================================================================

                      SUN HARBOR FINANCIAL RESOURCES, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                         June 30,    December 31,
                                           1997           1996
                                       ------------   ------------
                                        (Unaudited)    (Audited)
CURRENT LIABILITIES:
  Accounts Payable . . . . . . . . .    $   1,000      $   1,000
  Accrued expenses . . . . . . . . .           63             63
  Cash overdraft . . . . . . . . . .            0              0
  Income taxes payable . . . . . . .            0              0
  Current portion of long term debts            0              0
                                       ------------   ------------
      Total current liabilities. . .        1,063          1,063

LONG TERM DEBT, less current maturities    36,895         25,000
                                       ------------   ------------
      Total liabilities. . . . . . .       37,958         26,063

STOCKHOLDERS' EQUITY:
  Common Stock, 30,000,000 shares
     authorized, issued and outstanding
     29,515,200 shares, $.01 par value;   295,152        295,152
  Preferred Stock, 5,000,000 shares
     authorized, issued and outstanding
     34,000 shares, $.01 par value;.          340            340
  Additional paid-in capital . . . .      (92,378)       (92,378)
  Retained earnings (deficit). . . .     (225,138)      (217,857)
                                       ------------   ------------
      Total stockholders' equity . .       22,024         14,743
                                       ------------   ------------
  TOTAL LIABILITIES
  AND STOCKHOLDERS' EQUITY . . . . .    $  16,934     $   11,320
                                       ============   ============

<F1>
        The accompanying notes are an integral part of these statements.

                                    -  4 -
===============================================================================

                      SUN HARBOR FINANCIAL RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                           Six Months           Three Months
                                         Ended June 30,        Ended June 30,
                                      -------------------   -------------------
                                        1997       1996       1997       1996
                                      --------   --------   --------   --------
REVENUES
    Servicing and interest income            0         27          0         18
                                      --------   --------   --------   --------
         Total revenues                      0         27          0         18

Operating expenses
    Selling, General and
         Administrative expenses         6,195     11,490      5,109      5,820
    Interest                                 0        375          0        188
                                      --------   --------   --------   --------
         Total expenses                  6,195     11,865      5,109      6,008
                                      --------   --------   --------   --------

         Income (loss) before
            income taxes                (6,195)   (11,838)    (5,109)    (5,990)

Income taxes                                 0     (1,150)         0     (1,150)
                                      --------   --------   --------   --------
         NET INCOME (LOSS)            $ (6,195)  $(12,988)  $ (5,109)  $ (7,140)
                                      ========   ========   ========   ========

         INCOME (LOSS) PER SHARE      $(.00021)  $(.00044)  $(.00018)  $(.00025)
                                      ========   ========   ========   ========

<F1>
        The accompanying notes are an integral part of these statements.

                                    -  5 -
===============================================================================

                      SUN HARBOR FINANCIAL RESOURCES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            SIX MONTHS ENDED JUNE 30,
                                   (UNAUDITED)

                                                            1997        1996
                                                          --------    --------
Cash flow from operating activities:
  Net income                                              $ (1,207)   $(12,988)
  Adjustments to reconcile net income
    by operating activities:
      Depreciation                                              38           0
  Changes in current assets and liabilities:
    (Increase) decrease in receivables                      (2,800)          0
    Increase (decrease) in accrued expenses                    376      (3,000)
                                                          --------    --------
    Net cash provided by (used in) operating activities     (7,281)    (15,988)

Cash flows from investing activities:
  Purchase of Investments                                        0    (117,151)
  Net changes to notes receivable                                0       3,750
                                                          --------    --------
    Net cash provided by (used in) investing activities          0     113,401
                                                          --------    --------

Cash flows from financing activities:
  Reductions in additional paid in capital                       0     124,490
  Additional Paid in Capital                                11,896     153,750
                                                          --------    --------

    Net cash provided by financing activities               11,896     124,490
                                                          --------    --------

    Net increase (decrease) in cash and cash equivalents     4,615      20,101

Cash and cash equivalents at beginning of period            (4,505)    (17,627)
                                                          --------    --------

Cash and cash equivalents at end of period                $    110    $  2,474
                                                          ========    ========


Supplemental disclosures of cash flow information:
  Cash paid during for:
    Interest                                              $      0    $    375
    Income Taxes                                          $      0       1,150
                                                          ========    ========

<F1>
        The accompanying notes are an integral part of these statements.

                                    -  6 -
===============================================================================

                      SUN HARBOR FINANCIAL RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1997
                                  (Unaudited)


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


NOTE V:   NOTES PAYABLE

          There is currently only one note payable to Peter Norman for $25,000 unsecured with an interested rate of 3% payable on demand. Interest on this note has a balance as of June 30, 1997 of $439.


NOTE VI:   NOTES RECEIVABLE

           There is currently only one note receivable form David W. Langill for $15,000 for the sale of the wholly owned subsidiaries sold in 1995.
There has been no payment of this note as of the date of issuance of these financial statements. Interest for 1996 and 1997 has all been accrued in 1997 totaling $2,800. Payment are due to start on January 15, 1998 at $500 per month until the note is paid in full principle and interest.


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
===============================================================================

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in annual reports has been condensed or omitted pursuant to such rules and regulations. This report should be read in conjunction with the Company's latest Annual Report on Form 10-K for the year ended December 31, 1995, a copy of which may be obtained by writing Sun Harbor Financial Resources, Inc., 3211 Emerald Arbor, Bakersfield, California 93312.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDING JUNE 30, 1997 AND JUNE 30, 1996

     For the six months ending June 30, 1996 (the "1996 Period"), the Company recorded a minimal revenues as 1996 Period revenues were $27 in comparison with the six months ending June 30, 1997 (the "1997 Period"), where the Company recorded $0 in revenues.

     The decline reflected the Company's current lack of operations as the Company has become a "public shell" corporation.


                                    -  8 -
===============================================================================

     Expenses for the 1996 Period included: (i.) $ 11,490 in General, Selling, and Administrative Expenses (which includes legal, accounting, and management expenses) and (ii.) $375 in Interest Expense. By comparison for the comparable 1997 Period, the Company recorded only $6,195 in Selling, General and Administrative Expenses.

     As a result, the Company incurred a loss of $11,838 for the 1996 Period in comparison with a loss of $6,195 for the comparable 1997 Period. The decreased loss was primarily due to the minimal operating status of the Company and the lower consequent expenses associated with this level.

THREE MONTHS ENDING JUNE 30, 1996 AND JUNE 30, 1997

     For the three months ending June 30, 1996 ("Second Quarter 1996"), the Company recorded a only $18 in revenues in comparison with the three months ending June 30, 1997 ("Second Quarter 1997"). Second Quarter 1997 revenues were $0.

     The decline in revenues during Second Quarter 1997 reflected the Company's current lack of operations as the Company has become a "public shell" corporation and the Company remained dormant.

     The Company did not incur any Selling Expenses in Second Quarter 1997 as the Company did not possess any marketing operations. General and Administrative Expenses declined during Second Quarter 1997 from the amounts incurred during Second Quarter 1996 as the Company incurred only minimal administrative expenses in connection with maintaining its corporate existence. Depreciation expense decreased to $0 during the Second Quarter 1997. The latter decrease was due largely to the Company's decision not to borrow money in view of the Company's minimal operating level.

     As a result, in the Second Quarter 1997, the Company incurred a Net Loss of $5,109 in comparison with a Net Loss of $7,140 for the Second Quarter 1996.

LIQUIDITY AND CAPITAL RESOURCES

     During the Second Quarter 1997, the Company's cash requirements were met through the use of the Company's cash resources and the support of its management.

     For the six month period ending June 30, 1997, the Company experienced negative cash flow. Although the Company has no outstanding credit facilities, the Company believes that it will need to issue common stock, preferred stock, debt, or some combination of these securities in connection with any acquisition of any existing business. There can be no assurance that the Company will be successful in issuing additional common stock, preferred stock, or debt securities to complete any acquisition, or, if it is successful, that the terms of any such financing arrangement will be reasonable in light of the Company's current circumstances.


                                    -  9 -
===============================================================================

PLAN OF OPERATION

     The Company, upon approval of its shareholders, will become a "clean public shell" and thereby seek to either merge with or acquire an operating company with operating history and assets. The Securities and Exchange Commission has defined and designated these types of companies as "blind pools" and "blank check" companies.

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


                                    - 10 -
===============================================================================

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


                                    - 11 -
===============================================================================

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


                                    - 12 -
===============================================================================

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


                                    - 13 -
===============================================================================

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


                                    - 14 -
===============================================================================

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

5. LIMITED TRADING MARKET FOR COMMON STOCK. The Company's Common Stock was traded (OTC) on the Electronic Bulletin Board. Trading for the stock was sporadic and at present there is no known market for the Company's Common Stock. There can be no assurance that a market will in fact develop. Even if a market does develop, it may not be sustained.

6. LIMITED FACILITIES AND LOCATION. The Company presently maintains initial principal offices at the offices of its attorney. The office space is supplied at no cost. The Company pays its own charges for long distance telephone calls and other miscellaneous secretarial, photocopying and similar expenses.


                                    - 15 -
===============================================================================

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

    (b)  Reports on Form 8-K

         None.


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

                              Registrant:
                              SUN HARBOR FINANCIAL RESOURCES, INC.



                               /s/ Peter H. Norman
                               --------------------------------
                               Peter H. Norman, Chairman and President


Date: June 6, 2000



                                    - 18 -
===============================================================================