Form 10QSB
period 1997-09-30
SUN HARBOR FINANCIAL RESOURCES INC
filed 2000-06-09
CIK 841360

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                   Quarterly Report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934

                    For the Quarter Ending September 30, 1997
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

                      SUN HARBOR FINANCIAL RESOURCES, INC.

                                TABLE OF CONTENTS


                                                                          Page
                                                                         Number
PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements
           Consolidated Balance Sheets
             September 30, 1997 (unaudited) and December 31, 1996. . . .  3
           Consolidated Statements of Operations (unaudited)
             Three Months Ended September 30, 1997 (unaudited)
             and Three Months Ended September 30, 1996 (unaudited)
             Nine Months Ended September 30, 1997 (unaudited)
             and Nine Months Ended September 30, 1996 (unaudited). . . .  5
           Consolidated Statements of Cash Flows (unaudited)
             Nine Months Ended September 30, 1997 and September 30, 1996  6
           Notes to Consolidated Financial Statements (unaudited). . . .  7

     Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations . . . . . . . . . . .  8
     Item 2A. Factors That May Affect Future Results . . . . . . . . . . 15

PART II - OTHER INFORMATION

     Item 1. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . 18
     Item 2. Changes in Securities . . . . . . . . . . . . . . . . . . . 18
     Item 3. Defaults Upon Senior Securities . . . . . . . . . . . . . . 18
     Item 4. Submission of Matters to a Vote of Security Holders . . . . 18
     Item 5. Other Information . . . . . . . . . . . . . . . . . . . . . 18
     Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . 18

                                    -  2 -
===============================================================================

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      SUN HARBOR FINANCIAL RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                       September 30,  December 31,
                                           1997           1996
                                       ------------   ------------
                                        (Unaudited)    (Audited)
CURRENT ASSETS:
  Cash and cash equivalents. . . . .    $     284      $  (4,505)
  Accounts receivable. . . . . . . .            0              0
  Loans held for resale. . . . . . .            0              0
  Investment . . . . . . . . . . . .            0              0
                                       ------------   ------------
       Total current assets. . . . .          284         (4,505)

FIXED ASSETS:
  Furniture and equipment. . . . . .          900            900
  Accumulated depreciation . . . . .          (75)           (75)
                                       ------------   ------------
       Net fixed assets. . . . . . .          825            825

OTHER ASSETS:
  Security deposits. . . . . . . . .            0              0
  Notes receivable . . . . . . . . .       15,000         15,000
                                       ------------   ------------
       Total other assets. . . . . .       15,825         15,825

TOTAL ASSETS . . . . . . . . . . . .    $  16,109      $  11,320
                                       ============   ============

<F1>
        The accompanying notes are an integral part of these statements.

                                    -  3 -
===============================================================================

                      SUN HARBOR FINANCIAL RESOURCES, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                         June 30,    December 31,
                                           1997           1996
                                       ------------   ------------
                                        (Unaudited)    (Audited)
CURRENT LIABILITIES:
  Accounts Payable . . . . . . . . .    $   1,000      $   1,000
  Accrued expenses . . . . . . . . .           63             63
  Cash overdraft . . . . . . . . . .            0              0
  Income taxes payable . . . . . . .            0              0
  Current portion of long term debts            0              0
                                       ------------   ------------
      Total current liabilities. . .        1,063          1,063

LONG TERM DEBT, less current maturities    37,496         25,000
                                       ------------   ------------
      Total liabilities. . . . . . .       38,559         26,063

STOCKHOLDERS' EQUITY:
  Common Stock, 30,000,000 shares
     authorized, issued and outstanding
     29,515,200 shares, $.01 par value;   295,152        295,152
  Preferred Stock, 5,000,000 shares
     authorized, issued and outstanding
     34,000 shares, $.01 par value;.          340            340
  Additional paid-in capital . . . .      (92,378)       (92,378)
  Retained earnings (deficit). . . .     (225,564)      (217,857)
                                       ------------   ------------
      Total stockholders' equity . .       22,450         14,743
                                       ------------   ------------
  TOTAL LIABILITIES
  AND STOCKHOLDERS' EQUITY . . . . .    $  16,109     $   11,320
                                       ============   ============

<F1>
        The accompanying notes are an integral part of these statements.

                                    -  4 -
===============================================================================

                      SUN HARBOR FINANCIAL RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                         Nine Months           Three Months
                                     Ended September 30,   Ended September 30,
                                     -------------------   -------------------
                                       1997       1996       1997       1996
                                     --------   --------   --------   --------
REVENUES
  Servicing and interest income.....        0         27          0          0
                                     --------   --------   --------   --------
     Gross profit..................         0         27          0          0

Operating expenses
  Selling, General and
    Administrative expenses.........     6620     20,061        425      8,571
  Interest..........................        0        562          0        187
                                     --------   --------   --------   --------
     Loss from operations...........    (6620)   (20,623)      (425)    (8,758)
                                     --------   --------   --------   --------

     Income (loss) before taxes.....  (20,596)   (20,596)      (425)    (8,758)

Income taxes........................        0      1,150          0          0
                                     --------   --------   --------   --------

     NET INCOME (LOSS).............. $(20,596)  $(21,746)  $   (425)  $ (8,758)
                                     ========   ========   ========   ========


EARNINGS (LOSS) PER SHARE........... $(.00069)  $(.00073)  $(.00001)  $(.00030)
                                     ========   ========   ========   ========

<F1>
        The accompanying notes are an integral part of these statements.

                                    -  5 -
===============================================================================

                      SUN HARBOR FINANCIAL RESOURCES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                         NINE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)

                                                            1997        1996
                                                          --------    --------
Cash flow from operating activities:
  Net income                                              $ (5,326)   $(21,746)
  Adjustments to reconcile net income
    by operating activities:
      Depreciation                                              54           0
  Changes in current assets and liabilities:
    (Increase) decrease in receivables                      (3,000)          0
    Increase (decrease) in accrued expenses                    564      (3,000)
                                                          --------    --------
    Net cash provided by (used in) operating activities     (7,708)    (24,746)

Cash flows from investing activities:
  Purchase of Investments                                        0    (117,151)
  Net changes to notes receivable                                0       5,000
                                                          --------    --------
    Net cash provided by (used in) investing activities          0     112,151
                                                          --------    --------

Cash flows from financing activities:
  Reductions in additional paid in capital                       0      (7,362)
  Additional Paid in Capital                                12,497     163,250
                                                          --------    --------

    Net cash provided by financing activities               12,497     155,888
                                                          --------    --------

    Net increase (decrease) in cash and cash equivalents     4,789      18,991

Cash and cash equivalents at beginning of period            (4,505)    (17,627)
                                                          --------    --------

Cash and cash equivalents at end of period                $    284    $  1,364
                                                          ========    ========


Supplemental disclosures of cash flow information:
  Cash paid during for:
    Interest                                              $      0    $    562
    Income Taxes                                          $      0       1,150
                                                          ========    ========

<F1>
        The accompanying notes are an integral part of these statements.

                                    -  6 -
===============================================================================

                      SUN HARBOR FINANCIAL RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1997
                                  (Unaudited)


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


NOTE V:   NOTES PAYABLE

          There is currently only one note payable to Peter Norman for $25,000 unsecured with an interested rate of 3% payable on demand. Interest on this note has a balance as of September 30, 1997 of $627.


NOTE VI:   NOTES RECEIVABLE

           There is currently only one note receivable form David W. Langill for $15,000 for the sale of the wholly owned subsidiaries sold in 1995.
There has been no payment of this note as of the date of issuance of these financial statements. Interest for 1996 and 1997 has all been accrued in 1997 totaling $3,000. Payment are due to start on January 15, 1998 at $500 per month until the note is paid in full principle and interest.


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

RESULTS OF OPERATIONS

NINE MONTHS ENDING SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996

     For the nine months ending September 30, 1997 (the "1997 Period"), the Company recorded only $0 in Total Revenues compared $27 in Total Revenue during the nine months ending September 30, 1996 (the "1996 Period").


                                    -  8 -
===============================================================================

     The absence of sales revenues during the 1997 Period was due to the action of the Company's Board of Directors, to sell the Company's three wholly-owned subsidiaries (Sun Harbor Mortgage, Inc., Sun Harbor Leasing, Inc., and Peninsula Funding Corporation) to a Company officer, David W. Langill. The sale agreement is subject to shareholder approval and provides that the subsidiaries were sold to Mr. Langill effective June 29, 1995.

     Expenses for the 1996 Period included: (i.) $20,061 in general and administrative expenses which included certain legal, accounting, and related costs and (ii.) $562 recorded as interest expense.

     By comparison, for the comparable 1997 Period, the Company recorded $425.22 in General and Administrative Expenses and $0 in Interest Expense. The General and Administrative Expenses were incurred for office expenses.

     As a result, the Company incurred a loss of $425.22 in the 1997 period compared to $21,746 for the 1996 Period.

THREE MONTHS ENDING SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995

     For the three months ending September 30, 1997 ("Third Quarter 1997"), the Company recorded no revenues similar to the three months ending September 30, 1996 ("Third Quarter 1996"), where the Company recorded no revenues.

     The absence of sales revenues during Third Quarter 1997 and Third Quarter 1996 was due to the action of the Company's Board of Directors, to sell the Company's three wholly-owned subsidiaries (Sun Harbor Mortgage, Inc., Sun Harbor Leasing, Inc., and Peninsula Funding Corporation) to a Company officer, David W. Langill. The sale agreement is subject to shareholder approval and provides that the subsidiaries were sold to Mr. Langill effective June 29, 1995.

     The only expenses for Third Quarter 1997 were $425.22 compared to Third Quarter 1996 which were $8,571 in general and administrative expenses which included certain legal, accounting, administrative, and related costs and $187 in Interest Expense.

     As a result and without any revenues in the Third Quarter 1997, the Company incurred a loss of ($425.22).

LIQUIDITY AND CAPITAL RESOURCES

     During the Third Quarter 1997, the Company's cash requirements were met through the use of the Company's cash resources.

     For the nine month period ending September 30, 1997 the Company remained dependent upon the Company's President, Peter H. Norman to provide funds for the Company.

     Although the Company has no outstanding credit facilities, the Company believes that it will need to issue common stock, preferred stock, debt, or some combination of these securities in connection with any acquisition of any existing business.


                                    -  9 -
===============================================================================

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


                                    - 16 -
===============================================================================

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


                                    - 17 -
===============================================================================

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

         None.

    (b)  Reports on Form 8-K

         None.


                                    - 18 -
===============================================================================

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

                              Registrant:
                              SUN HARBOR FINANCIAL RESOURCES, INC.



                               /s/ Peter H. Norman
                               --------------------------------
                               Peter H. Norman, Chairman and President


Date: June 6, 2000



                                    - 19 -
===============================================================================