Form 10KSB
period 1997-12-31
SUN HARBOR FINANCIAL RESOURCES INC
filed 2000-06-12
CIK 841360

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 [FEE REQUIRED]
                    For the fiscal year ended December 31, 1997

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes  [ ]   No  [X]

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

Historically and on August 25, 1988, the Company effectuated a tax free reorganization ("the Acquisition") under Section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended. As a result of the Acquisition, the Company acquired Sun Harbor Mortgage, Inc., a California Corporation ("SHMI"), incorporated in the State of California on January 26, 1981, which became a wholly-owned subsidiary of the Company. SHMI was a financial intermediary and operates a mortgage banking firm with activities in San Diego , California. In addition, the Company's second wholly-owned subsidiary, Peninsula Funding Corporation ("PFC"), was a trustee corporation that SHMI specifies in it's Deeds of Trust to represent the beneficiary, supervise foreclosure proceedings, and issue reconveyances. The Company derives reconveyance and trustee fee revenues through PFC operations. On September 11, 1989 a third wholly-owned subsidiary, Pacific Empire Escrow, Inc. ("PEEI") was incorporated as a California corporation. Pacific Empire Escrow, Inc. was intended to be an independent Escrow company operating in the state of California. However, Pacific Empire Escrow never became operational, and SHMI formed an Escrow Department to provide Escrow Services for loans that directly involve SHMI. On July 27, 1993, Pacific Empire Escrow, Inc. formally amended its Articles of Incorporation to change its name to Sun Harbor Insurance Services, Inc. ("SHISI"). SHISI offered insurance agency services within San Diego county during the final two quarters of 1993 and for a portion of the first quarter of 1994. However, as a result of a management decision, SHISI's operations were terminated in March 1994. In September, 1994 Sun Harbor Insurance Services, Inc. formally amended its Articles of Incorporation to change its name to Sun Harbor Leasing, Inc. ("SHLI"). SHLI offers a wide range of leases on automobiles, aircraft, boats, office equipment, etc. to Lessees in San Diego and other Southern California counties. SHLI became operational during the fourth quarter of 1994.

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
===============================================================================

Under the terms of the Agreement, Mr. Langill has agreed to assume all liabilities, known or unknown, whether asserted or unasserted, whether liquidated or unliquidated, and whether due or to become due, including and liability for taxes, office equipment, and other leases, rents, and other obligations of the Subsidiaries except for certain limited obligations. The Note bears interest at 8%, with a principal amount of fifteen thousand dollars and requires a monthly payment of five hundred dollars beginning
January 15, 1996. All unpaid principal and interest is due to the Company in full no later than June 29, 1998.

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


Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The last meeting of the Company's shareholders was held on May 18, 1989. There were no matters submitted to a vote of shareholders during the fiscal year ending December 31, 1997.

                                    - 10 -
===============================================================================

                                 PART II


Item 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

The Company's Common Stock is traded on the NASDAQ Bulletin Board. The Company's Common Stock was not traded in any market known by the Company during 1997, 1998, or 1999. The following table reflects the high and low prices of the Company's Common Stock for the two years ended December 31, 1995, the last full year for which there existed any trading in the Company's Common Stock.

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

The Company has followed the policy of reinvesting earnings in the business and, consequently, has not paid any cash dividends. At the present time, no change in this policy is under consideration by the Board of Directors. The payment of cash dividends in the future will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial requirements and condition, opportunities for reinvesting earnings, business conditions and other factors. The number of shareholders of record of Common Stock on May 18, 2000 was approximately 729.

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

RESULTS OF OPERATIONS

Total Revenues for the year ended December 31, 1997 was $0. Selling, general, and administrative expenses totaled $10,970. This resulted in Total Operating Expenses of $10,970 since the Company had no outstanding operations or activities in 1997.

The Company did record $3,300 in Interest Income in 1997.

As a result, the Company recorded a Net Loss of ($7,670) in 1997 which compares to a Net Loss of ($165,212) in 1996. The Company's Loss Per Share in 1997 was ($0.00026) which compares to a Loss Per Share of $(0.0056) in 1996. The amount of the Net Loss Per Share recorded in 1997 was less than the Net Loss Per Share in 1997 due to the lack of any investment losses recorded in 1997.

LIQUIDITY AND CAPITAL RESOURCES

There are several components which affect the Company's ability to meet its financial needs, including funds generated from operations, levels of accounts receivable, capital expenditures, short-term borrowing capacity and the ability to obtain long-term capital on reasonable terms. For the year ended
December 31, 1997, the Company experienced a cash flow from Operating Activities of ($425). After an advance from the Company's officers of $12,746, the net cash flow from Financing Activities was $12,746, the Company recorded a net increase in cash for 1997 of $4,651. In 1997, the Company was dependent upon the ability of the Company's President, Peter H. Norman, to provide funds to the Company

To assist the Company in 1996, the Company issued the Company's President, Peter H. Norman, an unsecured note payable in the amount of $25,000 at an interest rate of three percent. The funds provided the Company under this note payable have been used by the Company to pay certain expenses relating to maintaining the Company's existence. In addition, the Company's President, Peter H. Norman, advanced the sum of $12,746 to the Company in 1997.

IMPACT OF INFLATION

Inflation has not had a significant effect on the Company's operation during the three years ending December 31, 1997.

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

                                    - 13 -
===============================================================================

                                   PART III

Item 9.     DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSON; COMPLIANCE WITH
            SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

The names and ages of the Directors and Executive Officers of the Company are as follows:

Name                 Age     Position                               Since

Peter H. Norman      60      Chairman, President, & CEO            04-18-95

Lisa Norman          60      Secretary, Treasurer, & Director      10-05-95

Allison Gilbert      70      Director                              06-10-90

David W. Langill     39      Director                              05-20-88

Paul N. Gray         83      Director                              04-12-92

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

The Company is required to identify Covered Persons that the Company knows have failed to file or filed late Section 16(a) reports during the previous fiscal year. To the Company's knowledge, the following Covered Persons during the fiscal year ended December 31, 1997 failed to file on a timely basis reports required by Section 16(a) of the Exchange Act:

                                              Number of Reports Not Filed on a
     Name                Position                       Timely Basis(1)
-----------------    --------------------     ---------------------------------

Peter H. Norman      President, Chairman      None
                     of the Board, CEO

Lisa Norman          Secretary, Treasurer,
                     Director                 None

Allison Gilbert      Director                 None

David W. Langill     Director                 None

Paul N. Gray         Director                 None

--------------------------------

(1) To the Company's knowledge, based solely on information furnished to the Company by such persons in the fiscal year ended December 31, 1997.

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

                       Summary Compensation Table

                                                                 Long-Term
                                 Annual Compensation            Comp. Awards
                              -----------------------------     ------------
                                                                  Shares
Name and              Fiscal                      Other         Underlying
Principal Position     Year   Salary   Bonus   Compensation     Options (#)
------------------     ----   ------   -----   ------------     -----------

Peter H. Norman        1997    $0       $0          *                --
Chairman of the Board,
President & CEO

Lisa Norman            1997    $0       $0          *                --
Secretary, Treasurer,
& Director

--------------------------------

* The dollar value of compensation, perquisites, and other personal benefits was less than the reporting thresholds established by the Securities and Exchange Commission for all of the Company's officers and directors during the 1995, 1996, and 1997 period. No officer received any compensation under stock plans during 1996 and 1997. No director's fees were paid during 1995, 1996, and 1997.

                                    - 17 -
===============================================================================

Item 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding beneficial ownership as of December 31, 1997 of the Company's Common Stock, by any person who is known to the Company to be the beneficial owner of more than 5% of the Company's voting securities and by each Director and by Officers and Directors of the Company as a group. The Company has only one class of common stock. The percentages shown below are computed based on 29,515,200 shares of the Company's Common Stock outstanding as of December 31, 1997.

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

In 1997, the Company's President, Peter H. Norman, advanced the sum of $12,746 to the Company as an Advance from a Company Officer.


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


June 21, 1999

Sun Harbor Financial Resources, Inc.
3211 Emerald Arbor St.
Bakersfield, Ca. 93312-8801

To the Board of Directors;


We have audited the balance sheet of Sun Harbor Financial Resources, Inc. as of December 31, 1997 and the related statements of income and cash flows for the year ending December 31, 1997. These financial statements are the responsibility of the Corporation Management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Sun Harbor Financial Resources, Inc. at December 31, 1997, and the results of their operations and their cash flow for the year ending December 31, 1997 in conformity with generally accepted accounting principles.


/s/ Lawrence P. Rub

Lawrence P. Rub

                                    - 20 -
===============================================================================

                      SUN HARBOR FINANCIAL RESOURCES, INC.
                                 BALANCE SHEETS
                                     ASSETS

                                                            December 31,
                                                         1997         1996
                                                       ---------    ----------
CURRENT ASSETS
Cash and Cash Equivalents                              $     146        (4,505)
Receivables                                                3,300             0
Prepaid Expenses                                               0             0
Investment                                                     0             0
                                                       ---------    ----------
     Total Current Assets                                  3,446        (4,505)

OTHER ASSETS
Furniture and Equipment                                      750           825
Notes Receivable                                          15,000        15,000
                                                       ---------    ----------
     Total Other Assets                                   15,750        15,825
                                                       ---------    ----------

         TOTAL ASSETS                                  $  19,196        11,320
                                                       =========    ==========

<F1>
        The accompanying notes are an integral part of these statements.

                                    - 21 -
===============================================================================

                      SUN HARBOR FINANCIAL RESOURCES, INC.
                          BALANCE SHEETS (CONTINUED)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                            December 31,
                                                         1997         1996
                                                       ---------    ----------
CURRENT LIABILITIES:
Accounts Payable                                       $   2,000    $    1,000
Accrued Expenses                                           1,863            63
                                                       ---------    ----------
     Total Current Liabilities                             3,863         1,063

LONG TERM DEBTS                                           37,746        25,000
                                                       ---------    ----------
     TOTAL LIABILITIES                                    41,609        26,063

STOCKHOLDERS' EQUITY

Common Stock par value $.01
  Authorized 30,000,000 Shares
  Issued and Outstanding
  29,515,200 Shares of Common Stock                      295,152       295,152

Preferred Stock par value $.01
  Authorized 5,000,000 Shares
  Issued and Outstanding
  34,000 Shares of Preferred Stock                           340           340
Addtional Paid In Capital                                (92,378)      (92,378)
Retained Earnings (Deficit)                             (225,527)     (217,857)
                                                       ---------    ----------
     Total Stockholders' Equity                          (22,413)      (14,743)
                                                       ---------    ----------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $  19,196    $   11,320
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

                                    - 22 -
===============================================================================

                      SUN HARBOR FINANCIAL RESOURCES, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                             Year Ended
                                                             December 31,
                                                         ---------------------
                                                           1997        1996
                                                         ---------   ---------
REVENUE
  Servicing and Interest Income                          $   3,300   $      27
                                                         ---------   ---------
         Total Revenue                                       3,300          27

OPERATING EXPENSES
  General, Administrative and Selling                       10,970      28,202
  Investments                                                    0     137,010
                                                         ---------   ---------
         Total Expenses                                     10,970     165,212
                                                         ---------   ---------

INCOME (LOSS) BEFORE TAXES
  Income Taxes (Credit)                                          0           0
                                                         ---------   ---------
         NET INCOME (LOSS)                               $  (7,670)   (165,212)
                                                         =========   =========

         LOSS PER SHARE                                  $ (.00026)  $ (.00560)
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

                                                          Year Ended
                                                          December 31,
                                                      -----------------------
                                                         1997         1996
                                                      ----------   ----------
Cash flow from operating activities:
   Net loss                                           $   (7,670)  $ (165,212)
   Adjustments to reconcile net loss used
      in operating activities:
       Depreciation and amortization                          75           75
       Loss on disposal of assets                              0      137,037
   Changes in current assets and liabilities:
       (Increase) decrease in receivables                 (3,300)           0
       (Increase) decrease in other current assets             0            0
       (Increase) decrease in prepaid expenses                 0            0
       Increase (decrease) in accrued expenses               750       (2,936)
       Increase (decrease) in other current
           liabilities                                     2,050        1,000
       Increase (decrease) in deferred income taxes            0            0
       (Additions) reductions to security deposits             0            0
       Other                                                   0         (900)
                                                      ----------   ----------
         Net cash used by operating activities           134,276

Cash flows from investing activities:
   Purchase of investment                                      0     (117,151)
   Purchase of fixed assets                                    0            0
   Proceeds from sale of fixed assets                          0            0
   Net change to notes receivable                              0            0
                                                      ----------   ----------
         Net cash provided by investing activities             0     (117,151)

Cash flows from financing activities:
   Principal payments on long-term debt                        0            0
   Proceeds from long-term debt                           12,746       25,000
   Proceeds from issuance of common and
      preferred stock                                          0            0
   Redemption of preferred stock                               0            0
   Purchase of treasury stock                                  0            0
   Reduction of additional paid-in capital                     0      (17,628)
                                                      ----------   ----------
         Net cash used by financing activities            12,746      161,210
                                                      ----------   ----------

Decrease in cash and cash equivalents                      4,651       13,123

Cash and cash equivalents at beginning of year            (4,505)     (17,628)
                                                      ----------   ----------

Cash and cash equivalents at end of year              $      146   $   (4,505)
                                                      ==========   ==========

Supplemental disclosures of cash flow information:
   Interest paid                                      $        0   $        0
   Income taxes paid                                  $        0   $        0

Non-cash investing and financing activities

<F1>
        The accompanying notes are an integral part of these statements.

                                    - 24 -
===============================================================================

                      SUN HARBOR FINANCIAL RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1997


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


NOTE V:   NOTES PAYABLE

          There is currently only one note payable to Peter Norman for $25,000 unsecured with an interested rate of 3% payable on demand. Interest on this note has a balance as of December 31, 1997 total $813.


NOTE VI:   NOTES RECEIVABLE

           There is currently only one note receivable form David W. Langill for $15,000 for the sale of the wholly owned subsidiaries sold in 1995.
There has been no payment of this note as of the date of issuance of these financial statements. Interest for 1996 and 1997 has all been accrued in 1997 totaling $3,300. Payments are due to start on January 15, 1998 at $500 per month until the note is paid in full principle and interest.


Note VII:  ADVANCES FROM OFFICERS

           Peter Norman has advanced to Sun Harbor Financial Resources, funds to continue its operation during 1997. These advances are considered to be long term loans with no implied interest for 1997.

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