Form 10QSB
period 1998-03-31
SUN HARBOR FINANCIAL RESOURCES INC
filed 2000-06-12
CIK 841360

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                   Quarterly Report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934

                      For the Quarter Ending March 31, 1998
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

                  Common Stock Outstanding at November 10, 1999
                   29,515,200 Shares at $0.01 Par Value Common


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

                      SUN HARBOR FINANCIAL RESOURCES, INC.

                                TABLE OF CONTENTS


                                                                           Page
                                                                          Number
PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements
              Consolidated Balance Sheets
               March 31, 1998 (unaudited) and December 31, 1997  . . . .   3
              Consolidated Statements of Operations (unaudited)
               Three Months Ended March 31, 1998 (unaudited)
               and Three Months Ended March 31, 1997 (unaudited) . . . .   5
              Consolidated Statements of Cash Flows (unaudited)
               Three Months Ended March 31, 1998 and March 31, 1997  . .   6
              Notes to Consolidated Financial Statements (unaudited) . .   7

     Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations . . . . . . . . . . .   8
     Item 2A. Factors That May Affect Future Results . . . . . . . . . .  14

PART II - OTHER INFORMATION

     Item 1. Legal Proceedings . . . . . . . . . . . . . . . . . . . . .  17
     Item 2. Changes in Securities . . . . . . . . . . . . . . . . . . .  17
     Item 3. Defaults Upon Senior Securities . . . . . . . . . . . . . .  17
     Item 4. Submission of Matters to a Vote of Security Holders . . . .  17
     Item 5. Other Information . . . . . . . . . . . . . . . . . . . . .  17
     Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . .  17

                                    -  2 -
===============================================================================

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      SUN HARBOR FINANCIAL RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                         March 31,    December 31,
                                           1998           1997
                                       ------------   ------------
                                        (Unaudited)    (Audited)
CURRENT ASSETS:
  Cash and cash equivalents. . . . .    $     107      $     146
  Accounts receivable. . . . . . . .            0              0
  Loans held for resale. . . . . . .            0              0
  Investment . . . . . . . . . . . .            0              0
                                       ------------   ------------
       Total current assets. . . . .          107            146

FIXED ASSETS:
  Furniture and equipment. . . . . .          900            900
  Accumulated depreciation . . . . .         (150)          (150)
                                       ------------   ------------
       Net fixed assets. . . . . . .          750            750

OTHER ASSETS:
  Interest receivable  . . . . . . .        3,300          3,300
  Notes receivable . . . . . . . . .       15,000         15,000
                                       ------------   ------------
       Total other assets. . . . . .       18,300         18,300

TOTAL ASSETS . . . . . . . . . . . .    $  19,157      $  19,196
                                       ============   ============

<F1>
        The accompanying notes are an integral part of these statements.

                                    -  3 -
===============================================================================

                      SUN HARBOR FINANCIAL RESOURCES, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                         March 31,    December 31,
                                           1998           1997
                                       ------------   ------------
                                        (Unaudited)    (Audited)
CURRENT LIABILITIES:
  Accounts Payable . . . . . . . . .    $   2,000      $   2,000
  Accrued expenses . . . . . . . . .          813            813
  Cash overdraft . . . . . . . . . .            0              0
  Income taxes payable . . . . . . .        1,050          1,050
  Current portion of long term debts            0              0
                                       ------------   ------------
      Total current liabilities. . .        3,863          3,863

LONG TERM DEBT, less current maturities    38,246         37,746
                                       ------------   ------------
      Total liabilities. . . . . . .       42,109         41,609

STOCKHOLDERS' EQUITY:
  Common Stock, 30,000,000 shares
     authorized, issued and outstanding
     29,515,200 shares, $.01 par value;   295,152        295,152
  Preferred Stock, 5,000,000 shares
     authorized, issued and outstanding
     34,000 shares, $.01 par value;.          340            340
  Additional paid-in capital . . . .      (92,378)       (92,378)
  Retained earnings (deficit)  . . .     (226,066)      (225,527)
                                       ------------   ------------
      Total stockholders' equity . .      (22,952)       (22,413)
                                       ------------   ------------
  TOTAL LIABILITIES
  AND STOCKHOLDERS' EQUITY . . . . .    $  19,157     $   19,196
                                       ============   ============

<F1>
        The accompanying notes are an integral part of these statements.

                                    -  4 -
===============================================================================

                      SUN HARBOR FINANCIAL RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                Three Months
                                               Ended March 31,
                                               --------------
                                           1998              1997
                                         --------          --------
Sales
  Origination of loans . . . . . . .     $      0          $      0
  Servicing and interest income. . .            0                 0
  Others . . . . . . . . . . . . . .            0                 0
                                         --------          ---------
            Gross profit . . . . . .            0                 0

Operating expenses
  Selling, General and
    Administrative expenses. . . . .          640             1,086
  Depreciation . . . . . . . . . . .            0                 0
  Interest . . . . . . . . . . . . .            0                 0
                                         --------          ---------
            Total expenses . . . . .          640             1,086

            Income (loss) before taxes       (640)           (1,086)

Income taxes . . . . . . . . . . . .            0                 0
                                         --------          ---------
            NET INCOME (LOSS). . . .     $   (640)         $ (1,086)
                                         ========          =========

EARNINGS (LOSS) PER SHARE. . . . . .     $(.00002)         $(.00004)
                                         ========          =========

<F1>
        The accompanying notes are an integral part of these statements.

                                    -  5 -
===============================================================================

                      SUN HARBOR FINANCIAL RESOURCES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                          THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)

                                                            1998         1997
                                                          --------     --------
Cash flow from operating activities:
Net cash (used in) provided by operating activities       $   (445)    $ (1,207)
  Adjustments to reconcile net income (loss)
     by operating activities:
     Depreciation. . . . . . . . . .                            18           75
  Changes in current assets and liabilities:
     (Increase) decrease in receivables                       (300)      (2,500)
     (Increase) decrease in loans held for resale                0            0
     (Increase) decrease in advances and other assets            0            0
     Increase (decrease) in accrued expenses                   188          187
     Increase (decrease) in warehouse line payable               0            0
     Increase (decrease) in deferred revenues                    0            0
     Increase (decrease) in current portion of
          long term debts. . . . . .                             0            0
     Increase (decrease) in deferred income taxes                0            0
                                                          --------     --------
     Net cash used in operating activities                    (539)      (1,087)

Cash flows from investing activities:
  Additions to fixed assets. . . . .                             0            0
  Net changes to notes receivable. .                             0            0
  Purchase of securities . . . . . .                             0            0
                                                          --------     --------
     Net cash (used) by investing activities                     0            0

Cash flows from financing activities:
  Payments of long term debt . . . .                           500        6,597
  Redemption of preferred stock. . .                             0            0
  Additional paid-in capital . . . .                             0            0
  Paid-in capital reduced. . . . . .                             0            0
                                                          --------     --------
     Net cash provided by financing activities                 500        6,597
                                                          --------     --------
     Net increase in cash and cash equivalents                 (39)       5,510

Cash and cash equivalents at beginning of period               146       (4,505)
                                                          --------     --------
Cash and cash equivalents at end of period                $    107     $  1,005
                                                          ========     ========

<F1>
        The accompanying notes are an integral part of these statements.

                                    -  6 -
===============================================================================

                      SUN HARBOR FINANCIAL RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 1998
                                  (Unaudited)


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


NOTE V:   NOTES PAYABLE

          There is currently only one note payable to Peter Norman for $25,000 unsecured with an interested rate of 3% payable on demand. Interest on this note has a balance as of March 31, 1998 of $1,001.


NOTE VI:   NOTES RECEIVABLE

           There is currently only one note receivable from David W. Langill for $15,000 for the sale of the wholly owned subsidiaries sold in 1995.
There has been no payment of this note as of the date of issuance of these financial statements. Payments were due to start on January 15, 1998 at $500 per month until the note was paid in full principle and interest. The entire balance is due on June 29, 1998. This note is secured by the outstanding common stock of the 3 subsidiaries sold, Sun Harbor Mortgage, Inc., Sun Harbor Leasing, Inc. and Peninsula Funding Corporation. Management feels that this note is still collectible in the future.


NOTE VII:   ADVANCES FROM OFFICERS:

            Peter Norman has advanced to Sun Harbor Financial Resources, Inc. funds to continue its operations. These advances are considered to be a long term loan with no implied interest rate.


                                    -  7 -
===============================================================================

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in annual reports has been condensed or omitted pursuant to such rules and regulations. This report should be read in conjunction with the Company's latest Annual Report on Form 10-K for the year ended December 31, 1997, a copy of which may be obtained by writing Sun Harbor Financial Resources, Inc., 3211 Emerald Arbor Street, Bakersfield, California 93312.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDING MARCH 31, 1998 AND MARCH 31, 1997

     For the three months ending March 31, 1998 (the "First Quarter 1998"), the Company recorded $0 in revenues in comparison with the three months ending March 31, 1997 (the "First Quarter 1997"), where the Company recorded $0 in revenues. During First Quarter 1998 the Company was dormant and did not have any operations or business activities.

     The absence of any sales revenues during the First Quarter 1998 was due to the action of the Company's Board of Directors, to sell the Company's three wholly-owned subsidiaries (Sun Harbor Mortgage, Inc., Sun Harbor Leasing, Inc., and Peninsula Funding Corporation) to a Company officer, David W. Langill. The sale agreement was subject to shareholder approval and provided that the subsidiaries were sold to Mr. Langill effective June 29, 1995.


                                    -  8 -
===============================================================================

     Expenses for the First Quarter 1998 included $640 in general and administrative expenses which included certain legal, accounting, and related costs.

     By comparison with First Quarter 1997, the Company recorded $1,086 in Selling General and Administrative Expenses.

LIQUIDITY AND CAPITAL RESOURCES

     During the First Quarter 1998, the Company's cash requirements were met through the use of the Company's cash resources and from funds provided by the Company's President, Peter H. Norman.

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

5. LACK OF TRADING MARKET FOR COMMON STOCK. The Company's Common Stock was traded (OTC) on the Electronic Bulletin Board and no trading market currently exists for the Company's Common Stock. At the present time, there is a limited public market for the Company's Common Stock, and there can be no assurance that a market will in fact develop. Even if a market does develop, it may not be sustained.

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


                                    - 16 -
===============================================================================

PART II - OTHER INFORMATION (UNAUDITED)

ITEM 1.  LEGAL PROCEEDINGS

    There have been no material developments in any of the Company's legal proceedings since disclosed in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

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