Form 10QSB
period 1998-06-30
SUN HARBOR FINANCIAL RESOURCES INC
filed 2000-06-12
CIK 841360

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                   Quarterly Report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934

                      For the Quarter Ending June 30, 1998
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

                      SUN HARBOR FINANCIAL RESOURCES, INC.

                                TABLE OF CONTENTS


                                                                          Page
                                                                         Number
PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements
              Consolidated Balance Sheets
               June 30, 1998 (unaudited) and December 31, 1997 . . . . .  3
              Consolidated Statements of Operations (unaudited)
               Three Months Ended June 30, 1998 (unaudited)
               and Three Months Ended June 30, 1997 (unaudited)
               Six Months Ended June 30, 1998 (unaudited)
               and Six Months Ended June 30, 1997 (unaudited). . . . . .  5
              Consolidated Statements of Cash Flows (unaudited)
               Six Months Ended June 30, 1998 and June 30, 1997  . . . .  6
              Notes to Consolidated Financial Statements (unaudited) . .  7

     Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations . . . . . . . . . . .  8
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
===============================================================================

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      SUN HARBOR FINANCIAL RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                         June 30,     December 31,
                                           1998           1997
                                       ------------   ------------
                                        (Unaudited)    (Audited)
CURRENT ASSETS:
  Cash and cash equivalents. . . . .    $      62      $     146
  Accounts receivable. . . . . . . .            0              0
  Loans held for resale. . . . . . .            0              0
  Investment . . . . . . . . . . . .            0              0
                                       ------------   ------------
       Total current assets. . . . .           62            146

FIXED ASSETS:
  Furniture and equipment. . . . . .          900            900
  Accumulated depreciation . . . . .         (150)          (150)
                                       ------------   ------------
       Net fixed assets. . . . . . .          750            750

OTHER ASSETS:
  Interest receivable  . . . . . . .        3,300          3,300
  Notes receivable . . . . . . . . .       15,000         15,000
                                       ------------   ------------
       Total other assets. . . . . .       19,050         19,050

TOTAL ASSETS . . . . . . . . . . . .    $  19,112      $  19,196
                                       ============   ============

<F1>
        The accompanying notes are an integral part of these statements.

                                    -  3 -
===============================================================================

                      SUN HARBOR FINANCIAL RESOURCES, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                         June 30,    December 31,
                                           1998           1997
                                       ------------   ------------
                                        (Unaudited)    (Audited)
CURRENT LIABILITIES:
  Accounts Payable . . . . . . . . .    $   2,000      $   2,000
  Accrued expenses . . . . . . . . .          813            813
  Cash overdraft . . . . . . . . . .            0              0
  Income taxes payable . . . . . . .        1,050          1,050
  Current portion of long term debts            0              0
                                       ------------   ------------
      Total current liabilities. . .        3,863          3,863

LONG TERM DEBT, less current maturities    39,072         37,746
                                       ------------   ------------
      Total liabilities. . . . . . .       42,935         41,609

STOCKHOLDERS' EQUITY:
  Common Stock, 30,000,000 shares
     authorized, issued and outstanding
     29,515,200 shares, $.01 par value;   295,152        295,152
  Preferred Stock, 5,000,000 shares
     authorized, issued and outstanding
     34,000 shares, $.01 par value;.          340            340
  Additional paid-in capital . . . .      (92,378)       (92,378)
  Retained earnings (deficit)  . . .     (226,937)      (225,527)
                                       ------------   ------------
      Total stockholders' equity . .      (23,823)       (22,413)
                                       ------------   ------------
  TOTAL LIABILITIES
  AND STOCKHOLDERS' EQUITY . . . . .    $  19,112     $   19,196
                                       ============   ============

<F1>
        The accompanying notes are an integral part of these statements.

                                    -  4 -
===============================================================================

                      SUN HARBOR FINANCIAL RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                           Six Months           Three Months
                                         Ended June 30,        Ended June 30,
                                      -------------------   -------------------
                                        1998       1997       1998       1997
                                      --------   --------   --------   --------
REVENUES
    Servicing and interest income            0          0          0          0
                                      --------   --------   --------   --------
         Total revenues                      0          0          0          0

Operating expenses
    Selling, General and
         Administrative expenses         1,511      7,281        871      6,195
    Interest                                 0          0          0          0
                                      --------   --------   --------   --------
         Total expenses                  1,511      7,281        871      6,195
                                      --------   --------   --------   --------

         Income (loss) before
            income taxes                 1,511     (7,281)       871     (6,195)

Income taxes                                 0          0          0          0
                                      --------   --------   --------   --------
         NET INCOME (LOSS)            $ (1,511)  $ (7,281)  $   (871)  $ (6,195)
                                      ========   ========   ========   ========

         INCOME (LOSS) PER SHARE      $(.00005)  $(.00024)  $(.00003)  $(.00021)
                                      ========   ========   ========   ========

<F1>
        The accompanying notes are an integral part of these statements.

                                    -  5 -
===============================================================================

                      SUN HARBOR FINANCIAL RESOURCES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            SIX MONTHS ENDED JUNE 30,
                                   (UNAUDITED)

                                                            1998        1997
                                                          --------    --------
Cash flow from operating activities:
  Net income                                              $ (1,075)   $ (1,207)
  Adjustments to reconcile net income
    by operating activities:
      Depreciation                                              36          38
  Changes in current assets and liabilities:
    (Increase) decrease in receivables                        (600)     (2,800)
    Increase (decrease) in accrued expenses                    376         376
                                                          --------    --------
    Net cash provided by (used in) operating activities     (1,263)     (7,281)

Cash flows from investing activities:
  Purchase of Investments                                        0           0
  Net changes to notes receivable                                0           0
                                                          --------    --------
    Net cash provided by (used in) investing activities          0           0
                                                          --------    --------

Cash flows from financing activities:
  Advance from Officers                                      1,176      11,896
                                                          --------    --------

    Net cash provided by financing activities                1,176      11,896
                                                          --------    --------

    Net increase (decrease) in cash and cash equivalents       (87)      4,615

Cash and cash equivalents at beginning of period               146      (4,505)
                                                          --------    --------

Cash and cash equivalents at end of period                $     59         110
                                                          ========    ========

<F1>
        The accompanying notes are an integral part of these statements.

                                    -  6 -
===============================================================================

                      SUN HARBOR FINANCIAL RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1998
                                  (Unaudited)


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


NOTE V:   NOTES PAYABLE

          There is currently only one note payable to Peter Norman for $25,000 unsecured with an interested rate of 3% payable on demand. Interest on this note has a balance as of June 30, 1998 of $1,189.


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

RESULTS OF OPERATIONS

SIX MONTHS ENDING JUNE 30, 1998 AND JUNE 30, 1997

     For the six months ending June 30, 1998 (the "1998 Period"), the Company recorded no revenues. Similarly, during the six months ending June 30, 1997 (the "1997 Period"), the Company also recorded no revenues.

     The Company's lack of revenues during both periods reflected its continuing current lack of operations as the Company has become a "public shell" corporation.


                                    -  8 -
===============================================================================

     Expenses for the 1998 Period were $1,511 in General and Administrative Expenses (which includes legal, accounting, and management expenses). By comparison for the comparable 1997 Period, the Company recorded only $7,281 in General and Administrative Expenses.

     As a result, the Company incurred a loss of $1,511 for the 1998 Period in comparison with a loss of $7,281 for the comparable 1997 Period.

THREE MONTHS ENDING JUNE 30, 1998 AND JUNE 30, 1997

     For the three months ending June 30, 1998 ("Second Quarter 1998"), the Company recorded no revenues in comparison with the three months ending
June 30, 1997 ("Second Quarter 1997").  Second Quarter 1997 revenues were $0.

     Throughout the Second Quarter 1998 the Company was dormant and the lack of revenues reflected the Company's current lack of operations as the Company has become a "public shell" corporation and the Company remained dormant.

     The Company did not incur any Selling Expenses in Second Quarter 1998 as the Company did not possess any marketing operations. General and Administrative Expenses were minimal during Second Quarter 1998.

     As a result, in the Second Quarter 1997, the Company incurred a Net Loss of $6,195 in comparison with a Net Loss of $871 for the Second Quarter 1998.

LIQUIDITY AND CAPITAL RESOURCES

     During the Second Quarter 1998, the Company's cash requirements were met through the use of the Company's cash resources and the support of its management.

     For the six month period ending June 30, 1998, the Company experienced negative cash flow. Although the Company has no outstanding credit facilities, the Company believes that it will need to issue common stock, preferred stock, debt, or some combination of these securities in connection with any acquisition of any existing business. There can be no assurance that the Company will be successful in issuing additional common stock, preferred stock, or debt securities to complete any acquisition, or, if it is successful, that the terms of any such financing arrangement will be reasonable in light of the Company's current circumstances.


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


                                    - 16 -
===============================================================================

PART II - OTHER INFORMATION (UNAUDITED)

ITEM 1.  LEGAL PROCEEDINGS

    There have been no material developments in any of the Company's legal proceedings since disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

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