Form 10QSB
period 1998-09-30
SUN HARBOR FINANCIAL RESOURCES INC
filed 2000-06-12
CIK 841360

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                   Quarterly Report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934

                    For the Quarter Ending September 30, 1998
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

                      SUN HARBOR FINANCIAL RESOURCES, INC.

                                TABLE OF CONTENTS


                                                                          Page
                                                                         Number
PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements
           Consolidated Balance Sheets
             September 30, 1998 (unaudited) and December 31, 1997. . . .  3
           Consolidated Statements of Operations (unaudited)
             Three Months Ended September 30, 1998 (unaudited)
             and Three Months Ended September 30, 1997 (unaudited)
             Nine Months Ended September 30, 1998 (unaudited)
             and Nine Months Ended September 30, 1997 (unaudited). . . .  5
           Consolidated Statements of Cash Flows (unaudited)
             Nine Months Ended September 30, 1998 and September 30, 1997  6
           Notes to Consolidated Financial Statements (unaudited). . . .  7

     Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations . . . . . . . . . . .  8
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
===============================================================================

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      SUN HARBOR FINANCIAL RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                       September 30,  December 31,
                                           1998           1997
                                       ------------   ------------
                                        (Unaudited)    (Audited)
CURRENT ASSETS:
  Cash and cash equivalents. . . . .    $     491      $     146
  Accounts receivable. . . . . . . .            0              0
  Loans held for resale. . . . . . .            0              0
  Investment . . . . . . . . . . . .            0              0
                                       ------------   ------------
       Total current assets. . . . .          284            146

FIXED ASSETS:
  Furniture and equipment. . . . . .          900            900
  Accumulated depreciation . . . . .         (150)          (150)
                                       ------------   ------------
       Net fixed assets. . . . . . .          750            750

OTHER ASSETS:
  Security deposits. . . . . . . . .            0              0
  Notes receivable . . . . . . . . .       18,300         18,300
                                       ------------   ------------
       Total other assets. . . . . .       19,050         19,050

TOTAL ASSETS . . . . . . . . . . . .    $  19,541      $  19,196
                                       ============   ============

<F1>
        The accompanying notes are an integral part of these statements.

                                    -  3 -
===============================================================================

                      SUN HARBOR FINANCIAL RESOURCES, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                         June 30,    December 31,
                                           1998           1997
                                       ------------   ------------
                                        (Unaudited)    (Audited)
CURRENT LIABILITIES:
  Accounts Payable . . . . . . . . .    $   2,000      $   2,000
  Accrued expenses . . . . . . . . .        1,863          1,863
  Cash overdraft . . . . . . . . . .            0              0
  Income taxes payable . . . . . . .            0              0
  Current portion of long term debts            0              0
                                       ------------   ------------
      Total current liabilities. . .        3,863          3,863

LONG TERM DEBT, less current maturities    39,922         12,746
                                       ------------   ------------
      Total liabilities. . . . . . .       43,785         41,609

STOCKHOLDERS' EQUITY:
  Common Stock, 30,000,000 shares
     authorized, issued and outstanding
     29,515,200 shares, $.01 par value;   295,152        295,152
  Preferred Stock, 5,000,000 shares
     authorized, issued and outstanding
     34,000 shares, $.01 par value;.          340            340
  Additional paid-in capital . . . .      (92,378)       (92,378)
  Retained earnings (deficit). . . .     (227,505)      (225,527)
                                       ------------   ------------
      Total stockholders' equity . .      (24,244)       (22,413)
                                       ------------   ------------
  TOTAL LIABILITIES
  AND STOCKHOLDERS' EQUITY . . . . .    $  19,541     $   19,196
                                       ============   ============

<F1>
        The accompanying notes are an integral part of these statements.

                                    -  4 -
===============================================================================

                      SUN HARBOR FINANCIAL RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                         Nine Months           Three Months
                                     Ended September 30,   Ended September 30,
                                     -------------------   -------------------
                                       1998       1997       1998       1997
                                     --------   --------   --------   --------
REVENUES
  Servicing and interest income.....        0          0          0          0
                                     --------   --------   --------   --------
     Gross profit..................         0          0          0          0

Operating expenses
  Selling, General and
    Administrative expenses.........    2,079      6,620        568        425
  Interest..........................        0          0          0          0
                                     --------   --------   --------   --------
     Loss from operations...........   (2,079)    (6,620)      (568)      (425)
                                     --------   --------   --------   --------

     Income (loss) before taxes.....   (2,079)    (6,620)      (568)      (425)

Income taxes........................        0          0          0          0
                                     --------   --------   --------   --------

     NET INCOME (LOSS).............. $ (2,079)  $ (6,620)  $   (568)  $   (425)
                                     ========   ========   ========   ========


EARNINGS (LOSS) PER SHARE........... $(.00007)  $(.00069)  $(.00002)  $(.00001)
                                     ========   ========   ========   ========

<F1>
        The accompanying notes are an integral part of these statements.

                                    -  5 -
===============================================================================

                      SUN HARBOR FINANCIAL RESOURCES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                         NINE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)

                                                            1998        1997
                                                          --------    --------
Cash flow from operating activities:
  Net income                                              $ (1,412)   $ (5,326)
  Adjustments to reconcile net income
    by operating activities:
      Depreciation                                              54          54
  Changes in current assets and liabilities:
    (Increase) decrease in receivables                        (900)     (3,000)
    Increase (decrease) in accrued expenses                    564         564
                                                          --------    --------
    Net cash provided by (used in) operating activities     (1,694)     (7,708)

Cash flows from investing activities:
  Purchase of Investments                                        0           0
  Net changes to notes receivable                                0           0
                                                          --------    --------
    Net cash provided by (used in) investing activities          0           0
                                                          --------    --------

Cash flows from financing activities:
  Reductions in additional paid in capital                       0           0
  Advance from Officers                                      1,576      12,497
                                                          --------    --------

    Net cash provided by financing activities                1,576      12,497
                                                          --------    --------

    Net increase (decrease) in cash and cash equivalents      (118)      4,789

Cash and cash equivalents at beginning of period               146      (4,505)
                                                          --------    --------

Cash and cash equivalents at end of period                $     28    $    284
                                                          ========    ========

<F1>
        The accompanying notes are an integral part of these statements.

                                    -  6 -
===============================================================================

                      SUN HARBOR FINANCIAL RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1998
                                  (Unaudited)


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


NOTE V:   NOTES PAYABLE

          There is currently only one note payable to Peter Norman for $25,000 unsecured with an interested rate of 3% payable on demand. Interest on this note has a balance as of September 30, 1998 of $1,377.


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
===============================================================================

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in annual reports has been condensed or omitted pursuant to such rules and regulations. This report should be read in conjunction with the Company's latest Annual Report on Form 10-K for the year ended December 31, 1998, a copy of which may be obtained by writing Sun Harbor Financial Resources, Inc., 3211 Emerald Arbor, Bakersfield, California 93312.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDING SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997

     For the nine months ending September 30, 1998 (the "1998 Period"), the Company recorded only $0 in Total Revenues compared $0 in Total Revenue during the nine months ending September 30, 1997 (the "1997 Period").


                                    -  8 -
===============================================================================

     The absence of sales revenues during the 1998 Period was due to the action of the Company's Board of Directors, to sell the Company's three wholly-owned subsidiaries (Sun Harbor Mortgage, Inc., Sun Harbor Leasing, Inc., and Peninsula Funding Corporation) to a Company officer, David W. Langill. The sale agreement is subject to shareholder approval and provides that the subsidiaries were sold to Mr. Langill effective June 29, 1995.

     Selling, General, and Administrative Expenses were $2,079 for the 1998 Period.

     By comparison, for the comparable 1997 Period, the Company recorded $6,620 in General and Administrative Expenses and $0 in Interest Expense. The General and Administrative Expenses were incurred for office expenses.

     As a result, the Company incurred a loss of $2,079 in the 1998 period compared to $6,620 for the 1997 Period.

THREE MONTHS ENDING SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997

     For the three months ending September 30, 1998 ("Third Quarter 1998"), the Company recorded no revenues similar to the three months ending September 30, 1997 ("Third Quarter 1997"), where the Company recorded no revenues.

     The absence of sales revenues during Third Quarter 1998 and Third Quarter 1997 was due to the action of the Company's Board of Directors, to sell the Company's three wholly-owned subsidiaries (Sun Harbor Mortgage, Inc., Sun Harbor Leasing, Inc., and Peninsula Funding Corporation) to a Company officer, David W. Langill. The sale agreement is subject to shareholder approval and provides that the subsidiaries were sold to Mr. Langill effective
June 29, 1995.

     The Company had $568 in Selling, General, and Administrative expenses for Third Quarter 1998 compared to Third Quarter 1997 which were $425 in general and administrative expenses which included certain administrative costs

     As a result, the Company had a Net Loss of $568 for Third Quarter 1998.

LIQUIDITY AND CAPITAL RESOURCES

     During the Third Quarter 1998, the Company's cash requirements were met through the use of the Company's cash resources.

     For the nine month period ending September 30, 1998 the Company remained dependent upon the Company's President, Peter H. Norman to provide funds for the Company.

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