Form 10KSB
period 1998-12-31
SUN HARBOR FINANCIAL RESOURCES INC
filed 2000-06-12
CIK 841360

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 [FEE REQUIRED]
                    For the fiscal year ended December 31, 1998

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

     The aggregate market value of the voting stock held by non-affiliates (23,465,200 shares of Common Stock) was $234,652.00 as of May 18, 2000. The Registrant's Common Stock was not traded on any market in 1997, 1998, or 1999. The stock price for computation purposes was $0.01, based on the Company's arbitrary impression of the market value of the Common Stock based on the last known trading value. This value is not intended to be a representation as to the value or worth of the Registrant's shares of Common Stock. The number of shares of non-affiliates of the Registrant has been calculated by subtracting shares held by persons affiliated with the Registrant from outstanding shares. The number of shares outstanding of the Registrant's Common Stock as of May 18, 2000 was 29,515,200 shares

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
===============================================================================

                                    PART I

Item 1.     DESCRIPTION OF BUSINESS

     COMPANY BACKGROUND

Sun Harbor Financial Resources, Inc., a Delaware Corporation ("the Company"), was incorporated in the State of Delaware on May 3, 1988. Currently, the Company has no operations and only minimal assets. The Company's Common Stock has not been traded in any market in 1997, 1998, or 1999. The Company is a public "shell" corporation.

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


Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The last meeting of the Company's shareholders was held on May 18, 1989. There were no matters submitted to a vote of shareholders during the fiscal year ending December 31, 1998.

                                    - 10 -
===============================================================================

                                 PART II


Item 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

The Company's Common Stock is traded on the NASDAQ Bulletin Board. The
Company's Common Stock was not traded in any market known by the Company during 1997, 1998, or 1999. The following table reflects the high and low prices of the Company's Common Stock for the two years ended December 31, 1998. There can be no assurance that the Company's Common Stock is traded in any market or that there exists or will ever exist in any trading market for the Common Stock.

                     1998           High ($)  Low ($)

                 1st Quarter          0.01     0.01

                 2nd Quarter          0.01     0.01

                 3rd Quarter          0.01     0.01

                 4th Quarter          0.01     0.01

                    1997

                 1st Quarter          0.01     0.01

                 2nd Quarter          0.01     0.01

                 3rd Quarter          0.01     0.01

                 4th Quarter          0.01     0.01


Since 1995, the Company's Common Stock has not traded in any market and there can be no assurance that the Company's Common Stock will ever regain any tradability in any securities market.

The Company has followed the policy of reinvesting earnings in the business and, consequently, has not paid any cash dividends. At the present time, no change in this policy is under consideration by the Board of Directors. The payment of cash dividends in the future will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial requirements and condition, opportunities for reinvesting earnings, business conditions and other factors. The number of shareholders of record of Common Stock on May 18, 2000 was approximately 729. The Company is not certain how many shareholders it had as of December 31, 1998.

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

RESULTS OF OPERATIONS

Total Revenues for the year ended December 31, 1998 was $0. Selling, general, and administrative expenses totaled $5,644. This resulted in Total Operating Expenses of $5,644 since the Company had no outstanding operations or activities in 1998.

The Company did record $1,200 in Interest Income in 1998.

As a result, the Company recorded a Net Loss of ($4,444) in 1998 which compares to a Net Loss of ($7,670) in 1997. The Company's Loss Per Share in 1998 was ($0.00015) which compares to $($0.00026) in Net Loss Per Share in 1997. The amount of the Net Loss Per Share recorded in 1998 was less than the Net Loss Per Share in 1997 due to actions taken by management to reduce costs in 1998.

LIQUIDITY AND CAPITAL RESOURCES

There are several components which affect the Company's ability to meet its financial needs, including funds generated from operations, levels of accounts receivable, capital expenditures, short-term borrowing capacity and the ability to obtain long-term capital on reasonable terms. For the year ended
December 31, 1998, the Company experienced a cash flow before financing activities of $0. After financing activities, which provided $2,176, the Company recorded a net increase in cash for 1998 of $71. In 1998, the Company was dependent upon the ability of the Company's President, Peter H. Norman, to provide funds to the Company

To assist the Company in 1996, the Company issued the Company's President, Peter H. Norman, an unsecured note payable in the amount of $25,000 at an interest rate of three percent. The funds provided the Company under this note payable have been used by the Company to pay certain expenses relating to maintaining the Company's existence. In addition, Mr. Norman advanced an aggregate of $14,922 to the Company as of December 31, 1998. These sums have also been used to pay certain expenses related to maintaining the Company's existence.

IMPACT OF INFLATION

Inflation has not had a significant effect on the Company's operation during the three years ending December 31, 1998.

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

                                    - 13 -
===============================================================================

                                   PART III

Item 9.     DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSON; COMPLIANCE WITH
            SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

The names and ages of the Directors and Executive Officers of the Company are as follows:

Name                 Age     Position                               Since

Peter H. Norman      63      Chairman, President, & CEO            04-18-95

Lisa Norman          63      Secretary, Treasurer, & Director      10-05-95

Allison Gilbert      73      Director                              06-10-90

David W. Langill     41      Director                              05-20-88

Paul N. Gray         85      Director                              04-12-92

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

The Company is required to identify Covered Persons that the Company knows have failed to file or filed late Section 16(a) reports during the previous fiscal year. To the Company's knowledge, the following Covered Persons during the fiscal year ended December 31, 1998 failed to file on a timely basis reports required by Section 16(a) of the Exchange Act:

                                              Number of Reports Not Filed on a
     Name                Position                       Timely Basis(1)
-----------------    --------------------     ---------------------------------

Peter H. Norman      President, Chairman      None
                     of the Board, CEO

Lisa Norman          Secretary, Treasurer,
                     Director                 None

Allison Gilbert      Director                 None

David W. Langill     Director                 None

Paul N. Gray         Director                 None

--------------------------------

(1) To the Company's knowledge, based solely on review of the copies of the reports furnished to the Company by such persons in the fiscal year ended December 31, 1998.

                                    - 16 -
===============================================================================

Item 10.    EXECUTIVE COMPENSATION

The following table shows for the fiscal years ended December 31, 1998, 1997, and 1996 the cash compensation paid by the Company as well as certain other compensation paid or accrued for the year, to the Chief Executive Officer and the executive officers of the Company whose aggregate compensation was more than $100,000 for such fiscal year (the "Named Executive Officers").

                       Summary Compensation Table

                                                                 Long-Term
                                 Annual Compensation            Comp. Awards
                              -----------------------------     ------------
                                                                  Shares
Name and              Fiscal                      Other         Underlying
Principal Position     Year   Salary   Bonus   Compensation     Options (#)
------------------     ----   ------   -----   ------------     -----------

Peter H. Norman        1998    $0       $0          *                --
Chairman of the Board, 1997    $0       $0          *                --
President & CEO        1996    $0       $0          *                --

Lisa Norman            1998    $0       $0          *                --
Secretary, Treasurer,  1997    $0       $0          *                --
& Director             1996    $0       $0          *                --

--------------------------------

* The dollar value of compensation, perquisites, and other personal benefits was less than the reporting thresholds established by the Securities and Exchange Commission for all of the Company's officers and directors during the 1996, 1997, and 1998 period. No officer received any compensation under stock plans during 1996, 1997, and 1998. No director's fees were paid during 1996, 1997, and 1998.

                                    - 17 -
===============================================================================

Item 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding beneficial ownership as of December 31, 1998 of the Company's Common Stock, by any person who is known to the Company to be the beneficial owner of more than 5% of the Company's voting securities and by each Director and by Officers and Directors of the Company as a group. The Company has only one class of common stock. The percentages shown below are computed based on 29,515,200 shares of the Company's Common Stock outstanding as of December 31, 1999.

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

In 1998, the Company's President, advanced additional sums to the Company as an "Advance from Officer" and as of December 31, 1998 the aggregate total was $14,922.


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


June 23, 1999

Sun Harbor Financial Resources, Inc.
3211 Emerald Arbor St.
Bakersfield, Ca. 93312-8801

To the Board of Directors;


We have audited the balance sheet of Sun Harbor Financial Resources, Inc. as of December 31, 1998 and the related statements of income and cash flows for the year ending December 31, 1998. These financial statements are the responsibility of the Corporation Management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Sun Harbor Financial Resources, Inc. at December 31, 1998, and the results of their operations and their cash flow for the year ending December 31, 1998 in conformity with generally accepted accounting principles.


/s/ Lawrence P. Rub

Lawrence P. Rub

                                    - 20 -
===============================================================================

                      SUN HARBOR FINANCIAL RESOURCES, INC.
                                 BALANCE SHEETS
                                     ASSETS

                                                            December 31,
                                                         1998         1997
                                                       ---------    ----------
CURRENT ASSETS
Cash and Cash Equivalents                              $     217     $     146
Receivables                                                4,500         3,300
Prepaid Expenses                                               0             0
Investment                                                     0             0
                                                       ---------    ----------
     Total Current Assets                                  4,717         3,446

OTHER ASSETS
Furniture and Equipment                                      675           750
Notes Receivable                                          15,000        15,000
                                                       ---------    ----------
     Total Other Assets                                   15,675        15,750
                                                       ---------    ----------

         TOTAL ASSETS                                  $  20,392    $  19,196
                                                       =========    ==========

<F1>
        The accompanying notes are an integral part of these statements.

                                    - 21 -
===============================================================================

                      SUN HARBOR FINANCIAL RESOURCES, INC.
                          BALANCE SHEETS (CONTINUED)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                            December 31,
                                                         1998         1997
                                                       ---------    ----------
CURRENT LIABILITIES:
Accounts Payable                                       $   4,000    $   2,000
Accrued Expenses                                           3,327        1,863
                                                       ---------    ----------
     Total Current Liabilities                             7,327        3,863

LONG TERM DEBTS                                           39,922        37,746
                                                       ---------    ----------
     TOTAL LIABILITIES                                    47,249        41,609

STOCKHOLDERS' EQUITY

Common Stock par value $.01
  Authorized 30,000,000 Shares
  Issued and Outstanding
  29,515,200 Shares of Common Stock                      295,152       295,152

Preferred Stock par value $.01
  Authorized 5,000,000 Shares
  Issued and Outstanding
  34,000 Shares of Preferred Stock                           340           340
Addtional Paid In Capital                                (92,378)      (92,378)
Retained Earnings (Deficit)                             (229,971)     (225,527)
                                                       ---------    ----------
     Total Stockholders' Equity                          (26,857)      (22,413)
                                                       ---------    ----------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $  20,392    $  19,196
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

                                    - 22 -
===============================================================================

                      SUN HARBOR FINANCIAL RESOURCES, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                             Year Ended
                                                             December 31,
                                                         ---------------------
                                                           1998        1997
                                                         ---------   ---------
REVENUE
  Interest Income                                        $   1,200   $   3,300
                                                         ---------   ---------
         Total Revenue                                       1,200       3,300

OPERATING EXPENSES
  General, Administrative and Selling                        5,644      10,970
  Investments                                                    0           0
                                                         ---------   ---------
         Total Expenses                                      5,644      10,970
                                                         ---------   ---------

INCOME (LOSS) BEFORE TAXES
  Income Taxes (Credit)                                          0           0
                                                         ---------   ---------
         NET INCOME (LOSS)                               $  (4,444)  $  (7,670)
                                                         =========   =========

         LOSS PER SHARE                                  $(.00015)   $ (.00026)
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

                                                          Year Ended
                                                          December 31,
                                                      -----------------------
                                                         1998         1997
                                                      ----------   ----------
Cash flow from operating activities:
   Net loss                                           $   (4,444)  $   (7,670)
   Adjustments to reconcile net loss used
      in operating activities:
       Depreciation and amortization                          75           75
       Loss on disposal of assets                              0
   Changes in current assets and liabilities:
       (Increase) decrease in receivables                 (1,200)      (3,300)
       (Increase) decrease in other current assets             0            0
       (Increase) decrease in prepaid expenses                 0            0
       Increase (decrease) in accrued expenses               750          750
       Increase (decrease) in other current
           liabilities                                     2,000        2,050
       Increase (decrease) in deferred income taxes          714            0
       (Additions) reductions to security deposits             0            0
       Other                                                   0            0
                                                      ----------   ----------
         Net cash used by operating activities             2,339         (425)

Cash flows from investing activities:
   Purchase of investment                                      0            0
   Purchase of fixed assets                                    0            0
   Proceeds from sale of fixed assets                          0            0
   Net change to notes receivable                              0            0
                                                      ----------   ----------
         Net cash provided by investing activities             0            0

Cash flows from financing activities:
   Principal payments on long-term debt                        0            0
   Proceeds from long-term debt                            2,176       12,746
   Proceeds from issuance of common and
      preferred stock                                          0            0
   Redemption of preferred stock                               0            0
   Purchase of treasury stock                                  0            0
   Reduction of additional paid-in capital                     0            0
                                                      ----------   ----------
         Net cash used by financing activities             2,176       12,746
                                                      ----------   ----------

Decrease in cash and cash equivalents                         71        4,651

Cash and cash equivalents at beginning of year               146       (4,505)
                                                      ----------   ----------

Cash and cash equivalents at end of year              $      217   $      146
                                                      ==========   ==========

<F1>
        The accompanying notes are an integral part of these statements.

                                    - 24 -
===============================================================================

                      SUN HARBOR FINANCIAL RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1998


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


NOTE V:   NOTES PAYABLE

          There is currently only one note payable to Peter Norman for $25,000 unsecured with an interested rate of 3% payable on demand. Interest on this note has a balance as of December 31, 1998 total $1,563.


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

Note VII:  ADVANCES FROM OFFICERS

           Peter Norman has advanced to Sun Harbor Financial Resources, funds to continue its operations. These advances are considered to be long term loans with no implied interest.

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