Form 10QSB
period 1999-09-30
SUN HARBOR FINANCIAL RESOURCES INC
filed 2000-06-12
CIK 841360

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                   Quarterly Report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934

                    For the Quarter Ending September 30, 1999
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

                      SUN HARBOR FINANCIAL RESOURCES, INC.

                                TABLE OF CONTENTS


                                                                          Page
                                                                         Number
PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements
           Consolidated Balance Sheets
             September 30, 1999 (unaudited) and December 31, 1998. . . .  3
           Consolidated Statements of Operations (unaudited)
             Three Months Ended September 30, 1999 (unaudited)
             and Three Months Ended September 30, 1998 (unaudited)
             Nine Months Ended September 30, 1999 (unaudited)
             and Nine Months Ended September 30, 1998 (unaudited). . . .  5
           Consolidated Statements of Cash Flows (unaudited)
             Nine Months Ended September 30, 1999 and September 30, 1998  6
           Notes to Consolidated Financial Statements (unaudited). . . .  7

     Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations . . . . . . . . . . .  8
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
===============================================================================

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      SUN HARBOR FINANCIAL RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                       September 30,  December 31,
                                           1999           1998
                                       ------------   ------------
                                        (Unaudited)    (Audited)
CURRENT ASSETS:
  Cash and cash equivalents. . . . .    $       3      $     217
  Accounts receivable. . . . . . . .            0              0
  Loans held for resale. . . . . . .            0              0
  Investment . . . . . . . . . . . .            0              0
                                       ------------   ------------
       Total current assets. . . . .            3            217

FIXED ASSETS:
  Furniture and equipment. . . . . .          900            900
  Accumulated depreciation . . . . .         (225)          (225)
                                       ------------   ------------
       Net fixed assets. . . . . . .          675            675

OTHER ASSETS:
  Interest receivable  . . . . . . .        4,500          4,500
  Notes receivable . . . . . . . . .       15,000         15,000
                                       ------------   ------------
       Total other assets. . . . . .       19,500         19,500

TOTAL ASSETS . . . . . . . . . . . .    $  20,178      $  20,392
                                       ============   ============

<F1>
        The accompanying notes are an integral part of these statements.

                                    -  3 -
===============================================================================

                      SUN HARBOR FINANCIAL RESOURCES, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                         June 30,    December 31,
                                           1999           1998
                                       ------------   ------------
                                        (Unaudited)    (Audited)
CURRENT LIABILITIES:
  Accounts Payable . . . . . . . . .    $   4,000      $   4,000
  Accrued expenses . . . . . . . . .        1,563          1,563
  Cash overdraft . . . . . . . . . .            0              0
  Income taxes payable . . . . . . .        1,764          1,764
  Current portion of long term debts            0              0
                                       ------------   ------------
      Total current liabilities. . .        7,327          7,327

LONG TERM DEBT, less current maturities    42,127         39,922
                                       ------------   ------------
      Total liabilities. . . . . . .       49,454         47,249

STOCKHOLDERS' EQUITY:
  Common Stock, 30,000,000 shares
     authorized, issued and outstanding
     29,515,200 shares, $.01 par value;   295,152        295,152
  Preferred Stock, 5,000,000 shares
     authorized, issued and outstanding
     34,000 shares, $.01 par value;.          340            340
  Additional paid-in capital . . . .      (92,378)       (92,378)
  Retained earnings (deficit)  . . .     (232,390)      (229,971)
                                       ------------   ------------
      Total stockholders' equity . .      (29,276)       (26,857)
                                       ------------   ------------
  TOTAL LIABILITIES
  AND STOCKHOLDERS' EQUITY . . . . .    $  20,178     $   20,392
                                       ============   ============

<F1>
        The accompanying notes are an integral part of these statements.

                                    -  4 -
===============================================================================

                      SUN HARBOR FINANCIAL RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                         Nine Months           Three Months
                                     Ended September 30,   Ended September 30,
                                     -------------------   -------------------
                                       1999       1998       1999       1998
                                     --------   --------   --------   --------
REVENUES
  Servicing and interest income.....        0          0          0          0
                                     --------   --------   --------   --------
     Gross profit..................         0          0          0          0

Operating expenses
  Selling, General and
    Administrative expenses.........    2,420      2,079      1,107        568
  Interest..........................        0          0          0          0
                                     --------   --------   --------   --------
     Loss from operations...........   (2,420)    (2,079)    (1,107)      (568)
                                     --------   --------   --------   --------

     Income (loss) before taxes.....   (2,420)    (2,079)    (1,107)      (568)

Income taxes........................        0          0          0          0
                                     --------   --------   --------   --------

     NET INCOME (LOSS).............. $ (2,420)  $ (2,079)  $ (1,107)  $   (568)
                                     ========   ========   ========   ========


EARNINGS (LOSS) PER SHARE........... $(.00008)  $(.00007)  $(.00004)  $(.00002)
                                     ========   ========   ========   ========

<F1>
        The accompanying notes are an integral part of these statements.

                                    -  5 -
===============================================================================

                      SUN HARBOR FINANCIAL RESOURCES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                         NINE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)

                                                            1999        1998
                                                          --------    --------
Cash flow from operating activities:
  Net income                                              $ (2,138)   $ (1,412)
  Adjustments to reconcile net income
    by operating activities:
      Depreciation                                              54          54
  Changes in current assets and liabilities:
    (Increase) decrease in receivables                        (900)       (900)
    Increase (decrease) in accrued expenses                    564         564
                                                          --------    --------
    Net cash provided by (used in) operating activities     (2,420)     (1,694)

Cash flows from investing activities:
  Purchase of Investments                                        0           0
  Net changes to notes receivable                                0           0
                                                          --------    --------
    Net cash provided by (used in) investing activities          0           0
                                                          --------    --------

Cash flows from financing activities:
  Reductions in additional paid in capital                       0           0
  Advance from Officers                                      2,205       1,576
                                                          --------    --------

    Net cash provided by financing activities                2,205       1,576
                                                          --------    --------

    Net increase (decrease) in cash and cash equivalents      (214)       (118)

Cash and cash equivalents at beginning of period               217         146
                                                          --------    --------

Cash and cash equivalents at end of period                $      3    $     28
                                                          ========    ========

<F1>
        The accompanying notes are an integral part of these statements.

                                    -  6 -
===============================================================================

                      SUN HARBOR FINANCIAL RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1999
                                  (Unaudited)


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


NOTE V:   NOTES PAYABLE

          There is currently only one note payable to Peter Norman for $25,000 unsecured with an interested rate of 3% payable on demand. Interest on this note has a balance as of September 30, 1999 of $2,127.


NOTE VI:   NOTES RECEIVABLE

There is currently only one note receivable form David W. Langill for $15,000 for the sale of the wholly owned subsidiaries sold in 1995.
There has been no payment of this note as of the date of issuance of these financial statements. Payments were due to start on January 15, 1999 at $500 per month until the note was paid in full principle and interest. The entire balance is due on June 29, 1999. This note is secured by the outstanding common stock of the 3 subsidiaries sold, Sun Harbor Mortgage, Inc., Sun Harbor Leasing, Inc. and Peninsula Funding Corporation. Management feels that this note is still collectible in the future.


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

RESULTS OF OPERATIONS

NINE MONTHS ENDING SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

     For the nine months ending September 30, 1999 (the "1999 Period"), the Company recorded only $0 in Total Revenues compared $0 in Total Revenue during the nine months ending September 30, 1998 (the "1998 Period").


                                    -  8 -
===============================================================================

     The absence of sales revenues during the 1999 Period was due to the action of the Company's Board of Directors, to sell the Company's three wholly-owned subsidiaries (Sun Harbor Mortgage, Inc., Sun Harbor Leasing, Inc., and Peninsula Funding Corporation) to a Company officer, David W. Langill. The sale agreement is subject to shareholder approval and provides that the subsidiaries were sold to Mr. Langill effective June 29, 1995.

     Selling, General, and Administrative Expenses were $1,029 and Legal Fees and Professional Fees were $1,000 and $391, respectively during the 1999 Period.

     By comparison, for the comparable 1998 Period, the Company recorded $2,079 in General and Administrative Expenses and $0 in Interest Expense. The General and Administrative Expenses were incurred for office expenses.

     As a result, the Company incurred a loss of $2,420 in the 1999 period compared to $2,079 for the 1998 Period.

THREE MONTHS ENDING SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

     For the three months ending September 30, 1999 ("Third Quarter 1999"), the Company recorded no revenues similar to the three months ending
September 30, 1998 ("Third Quarter 1998"), where the Company recorded no revenues.

     The absence of sales revenues during Third Quarter 1999 and Third Quarter 1998 was due to the action of the Company's Board of Directors, to sell the Company's three wholly-owned subsidiaries (Sun Harbor Mortgage, Inc., Sun Harbor Leasing, Inc., and Peninsula Funding Corporation) to a Company officer, David W. Langill. The sale agreement is subject to shareholder approval and provides that the subsidiaries were sold to Mr. Langill effective
June 29, 1995.

     The Company had $1,107 in Selling, General, and Administrative expenses for Third Quarter 1999 compared to Third Quarter 1998 which were $568 was incurred for legal fees, and professional fees.

     As a result, the Company had a Net Loss of $1,107 for Third Quarter 1999 in comparison with a Net Loss of $568 in the Third Quarter 1998.

LIQUIDITY AND CAPITAL RESOURCES

     During the Third Quarter 1999, the Company's cash requirements were met through the use of the Company's cash resources.

     For the nine month period ending September 30, 1999 the Company remained dependent upon the Company's President, Peter H. Norman to provide funds for the Company.

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