Form 10KSB
period 1999-12-31
SUN HARBOR FINANCIAL RESOURCES INC
filed 2000-06-12
CIK 841360

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 [FEE REQUIRED]
                    For the fiscal year ended December 31, 1999

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

     The aggregate market value of the voting stock held by non-affiliates (23,465,200 shares of Common Stock) was $234,652.00 as of June 1, 2000. The Registrant's Common Stock was not traded on any market in 1997, 1998, or 1999. The stock price for computation purposes was $0.01, based on an arbitrary price for the Registrant's Common Stock estimated by the Company on June 1, 2000 since the Common Stock does not trade in any market. This value is not intended to be a representation as to the value or worth of the Registrant's shares of Common Stock. The number of shares of non-affiliates of the Registrant has been calculated by subtracting shares held by persons affiliated with the Registrant from outstanding shares. The number of shares outstanding of the Registrant's Common Stock as of December 31, 1999 was 29,515,200 shares

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

     On August 25, 1988, the Company effectuated a tax free reorganization ("the Acquisition") under Section 368(a)(1)(B) of the Internal Revenue
Code of 1986, as amended. As a result of the Acquisition, the Company acquired Sun Harbor Mortgage, Inc., a California Corporation ("SHMI"), incorporated in the State of California on January 26, 1981, which became a wholly-owned subsidiary of the Company. SHMI was a financial intermediary and operates a mortgage banking firm with activities in San Diego, California. In addition, the Company's second wholly-owned subsidiary, Peninsula Funding Corporation ("PFC"), was a trustee corporation that SHMI specifies in it's Deeds of Trust to represent the beneficiary, supervise foreclosure proceedings, and issue reconveyances. The Company derives reconveyance and trustee fee revenues through PFC operations. On September 11, 1989 a third wholly-owned subsidiary, Pacific Empire Escrow, Inc. ("PEEI") was incorporated as a California corporation. Pacific Empire Escrow, Inc. was intended to be an independent Escrow company operating in the state of California. However, Pacific Empire Escrow never became operational, and SHMI formed an Escrow Department to provide Escrow Services for loans that directly involve SHMI. On July 27, 1993, Pacific Empire Escrow, Inc. formally amended its Articles of Incorporation to change its name to Sun Harbor Insurance Services, Inc. ("SHISI"). SHISI offered insurance agency services within San Diego county during the final two quarters of 1993 and for a portion of the first quarter of 1994. However, as a result of a management decision, SHISI's operations were terminated in March 1994. In September, 1994 Sun Harbor Insurance Services, Inc. formally amended its Articles of Incorporation to change its name to Sun Harbor Leasing, Inc. ("SHLI"). SHLI offers a wide range of leases on automobiles, aircraft, boats, office equipment, etc. to Lessees in San Diego and other Southern California counties. SHLI became operational during the fourth quarter of 1994.

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
===============================================================================

Under the terms of the Agreement, Mr. Langill has agreed to assume all liabilities, known or unknown, whether asserted or unasserted, whether liquidated or unliquidated, and whether due or to become due, including and liability for taxes, office equipment, and other leases, rents, and other obligations of the Subsidiaries except for certain limited obligations. The Note bears interest at 8%, with a principal amount of fifteen thousand dollars and requires a monthly payment of five hundred dollars beginning
January 15, 1996. All unpaid principal and interest is due to the Company in full no later than June 29, 1998. As of December 31, 1999, the Company had not received any payments on the Note.

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


Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The last meeting of the Company's shareholders was held on May 18, 1989. There were no matters submitted to a vote of shareholders during the fiscal year ending December 31, 1999.

                                    - 10 -
===============================================================================

                                 PART II


Item 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

The Company's Common Stock may be traded on a limited and sporadic basis on the NASDAQ Pink Sheets. While the Company has not received substantial information on the trading of the Company's Common Stock in 1998 and 1999 and if there was any trading of the Common Stock in the pink sheet trading market, it will offer only limited trading data. The following table reflects the Company's impressions as to the high and low prices of the Company's Common Stock for the two years ended December 31, 1999. There can be no assurance that any trading market for the Company's Common Stock exists or, if it does exist, that any Common Stock can be purchased or sold in any market.

                     1999           High ($)  Low ($)

                 1st Quarter          0.01     0.01

                 2nd Quarter          0.01     0.01

                 3rd Quarter          0.01     0.01

                 4th Quarter          0.01     0.01

                    1998

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

The Company has followed the policy of reinvesting earnings in the business and, consequently, has not paid any cash dividends. At the present time, no change in this policy is under consideration by the Board of Directors. The payment of cash dividends in the future will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial requirements and condition, opportunities for reinvesting earnings, business conditions and other factors. The number of shareholders of record of Common Stock on June 1, 2000 was approximately 729.

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

RESULTS OF OPERATIONS

Total Revenues for the year ended December 31, 1999 ("Fiscal 1999") was $0. Selling, general, and administrative expenses totaled $8,777. This resulted in Total Operating Expenses of $8,777 since the Company had no outstanding operations or activities in 1999.

The Company did record $1,200 in Interest Income in Fiscal 1999.

As a result, the Company recorded a Net Loss of $7,577 in Fiscal 1999 which compares to a Net Loss of $4,444 in the year ending December 31,1998 ("Fiscal 1998"). The Company's Loss Per Share in Fiscal 1999 was $(0.000257) which compares to $(0.000150) in Net Loss Per Share in Fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

There are several components which affect the Company's ability to meet its financial needs, including funds generated from operations, levels of accounts receivable, capital expenditures, short-term borrowing capacity and the ability to obtain long-term capital on reasonable terms. During Fiscal 1999, the Company experienced a cash flow from Operating Activities of ($3,315). After financing activities and with a $3,116 advance from the Company's President, Peter H. Norman, the Company recorded a net decrease in cash for Fiscal 1999 of $199. In Fiscal 1998, by comparison, the Company recorded Net Cash Flow from Operating Activities of ($2,339) and, after including an advance of $2,176 from the Company's President, Net Cash Flow from Financing Activities in Fiscal 1998 was $2,176 which resulted in an increase in Cash of $71 during Fiscal 1998. During both Fiscal 1998 and Fiscal 1999, the Company was dependent upon the ability of the Company's President, Peter H. Norman, to provide funds to the Company.

To assist the Company, in 1996 the Company issued the Company's President, Peter H. Norman, an unsecured note payable in the amount of $25,000 at an interest rate of three percent. The funds provided the Company under this note payable have been used by the Company to pay certain expenses relating to maintaining the Company's existence. In addition, and as of December 31, 1999, the Company had received an aggregate of $18,038 in advances from Mr. Norman.

IMPACT OF INFLATION

Inflation has not had a significant effect on the Company's operation during the three years ending December 31, 1999.

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


Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 13, 1996 the Company was informed that Cashuk, Wiseman and Goldberg was resigning as the Company's auditor. The Company has had no disagreements of any type with Cashuk, Wiseman and Goldberg at any time since inception of its engagement of Cashuk, Wiseman and Goldberg in April 1988. However, the Company has appointed Lawrence P. Rub, CPA as its auditor who has served as the Company's auditor since 1997.

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

The Company is required to identify Covered Persons that the Company knows have failed to file or filed late Section 16(a) reports during the previous fiscal year. To the Company's knowledge, the following Covered Persons during the fiscal year ended December 31, 1999 failed to file on a timely basis reports required by Section 16(a) of the Exchange Act:

                                              Number of Reports Not Filed on a
     Name                Position                       Timely Basis(1)
-----------------    --------------------     ---------------------------------

Peter H. Norman      President, Chairman      None
                     of the Board, CEO

Lisa Norman          Secretary, Treasurer,
                     Director                 None

Allison Gilbert      Director                 None

David W. Langill     Director                 None

Paul N. Gray         Director                 None

--------------------------------

(1) To the Company's knowledge, based solely on review of the reports furnished to the Company by such persons in the fiscal year ended December 31, 1999.

                                    - 16 -
===============================================================================

Item 10.    EXECUTIVE COMPENSATION

The following table shows for the fiscal years ended December 31, 1999, 1998, and 1997 the cash compensation paid by the Company as well as certain other compensation paid or accrued for the year, to the Chief Executive Officer and the executive officers of the Company whose aggregate compensation was more than $100,000 for such fiscal year (the "Named Executive Officers").

                       Summary Compensation Table

                                                                 Long-Term
                                 Annual Compensation            Comp. Awards
                              -----------------------------     ------------
                                                                  Shares
Name and              Fiscal                      Other         Underlying
Principal Position     Year   Salary   Bonus   Compensation     Options (#)
------------------     ----   ------   -----   ------------     -----------

Peter H. Norman        1999    $0       $0          *                --
Chairman of the Board, 1998    $0       $0          *                --
President & CEO        1997    $0       $0          *                --

Lisa Norman            1999    $0       $0          *                --
Secretary, Treasurer,  1998    $0       $0          *                --
& Director             1997    $0       $0          *                --

--------------------------------

* The dollar value of compensation, perquisites, and other personal benefits was less than the reporting thresholds established by the Securities and Exchange Commission for all of the Company's officers and directors during the 1997, 1998, and 1999 period. No officer received any compensation under stock plans during 1997, 1998, and 1999. No director's fees were paid during 1997, 1998, and 1999.

                                    - 17 -
===============================================================================

Item 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding beneficial ownership as of December 31, 1999 of the Company's Common Stock, by any person who is known to the Company to be the beneficial owner of more than 5% of the Company's voting securities and by each Director and by Officers and Directors of the Company as a group. The Company has only one class of common stock. The percentages shown below are computed based on 29,515,200 shares of the Company's Common Stock outstanding as of December 31, 1999.

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

In 1999, the Company's President, advanced additional sums to the Company as an "Advance from Officer" and as of December 31, 1999 the aggregate total was $14,922.


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


February 23, 2000

Sun Harbor Financial Resources, Inc.
3211 Emerald Arbor St.
Bakersfield, Ca. 93312-8801

To the Board of Directors;


We have audited the balance sheet of Sun Harbor Financial Resources, Inc. as of December 31, 1999 and the related statements of income and cash flows for the year ending December 31, 1999. These financial statements are the responsibility of Corporation Management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Sun Harbor Financial Resources, Inc. at December 31, 1999, and the results of their operations and their cash flow for the year ending December 3l, 1999, in conformity with generally accepted accounting principles.


/s/ Lawrence P. Rub

Lawrence P. Rub

                                    - 20 -
===============================================================================

                      SUN HARBOR FINANCIAL RESOURCES, INC.
                                 BALANCE SHEETS
                                     ASSETS

                                                            December 31,
                                                         1999         1998
                                                       ---------    ---------
CURRENT ASSETS
Cash and Cash Equivalents                              $      18    $     217
Receivables                                                5,700        4,500
Prepaid Expenses                                               0            0
Investment                                                     0            0
                                                       ---------    ---------
     Total Current Assets                                  5,718        4,717

OTHER ASSETS
Furniture and Equipment                                      600          675
Notes Receivable                                          15,000       15,000
                                                       ---------    ---------
     Total Other Assets                                   15,600       15,675
                                                       ---------    ---------

         TOTAL ASSETS                                  $  21,318    $  20,392
                                                       =========    =========

<F1>
        The accompanying notes are an integral part of these statements.

                                    - 21 -
===============================================================================

                      SUN HARBOR FINANCIAL RESOURCES, INC.
                          BALANCE SHEETS (CONTINUED)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                            December 31,
                                                         1999         1998
                                                       ---------    ---------
CURRENT LIABILITIES:
Accounts Payable                                       $   8,000    $   4,000
Accrued Expenses                                           4,714        3,327
                                                       ---------    ---------
     Total Current Liabilities                            12,714        7,327

LONG TERM DEBTS                                           43,038       39,922
                                                       ---------    ---------
     TOTAL LIABILITIES                                    55,752       47,249

STOCKHOLDERS' EQUITY

Common Stock par value $.01
  Authorized 30,000,000 Shares
  Issued and Outstanding
  29,515,200 Shares of Common Stock                      295,152       295,152

Preferred Stock par value $.01
  Authorized 5,000,000 Shares
  Issued and Outstanding
  34,000 Shares of Preferred Stock                           340          340
Addtional Paid In Capital                                (92,378)     (92,378)
Retained Earnings (Deficit)                             (237,548)    (229,971)
                                                       ---------    ---------
     Total Stockholders' Equity                          (34,434)     (26,857)
                                                       ---------    ---------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $  21,318    $  20,392
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

                                    - 22 -
===============================================================================

                      SUN HARBOR FINANCIAL RESOURCES, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              Year Ended
                                                             December 31,
                                                         ---------------------
                                                           1999        1998
                                                         ---------   ---------
REVENUE
  Interest Income                                        $   1,200   $   1,200
                                                         ---------   ---------
         Total Revenue                                       1,200       1,200

OPERATING EXPENSES
  General, Administrative and Selling                        8,777       5,644
  Investments                                                    0           0
                                                         ---------   ---------
         Total Expenses                                      8,777       5,644
                                                         ---------   ---------

INCOME (LOSS) BEFORE TAXES
  Income Taxes (Credit)                                          0           0
                                                         ---------   ---------
         NET INCOME (LOSS)                               $  (7,577)  $  (4,444)
                                                         =========   =========

         LOSS PER SHARE                                  $(.00026)   $(.00015)
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

                                                          Year Ended
                                                          December 31,
                                                      -----------------------
                                                         1999         1998
                                                      ----------   ----------
Cash flow from operating activities:
   Net loss                                           $   (7,577)  $   (4,444)
   Adjustments to reconcile net loss used
      in operating activities:
       Depreciation and amortization                          75           75
       Loss on disposal of assets                              0            0
   Changes in current assets and liabilities:
       (Increase) decrease in receivables                 (1,200)      (1,200)
       (Increase) decrease in other current assets             0            0
       (Increase) decrease in prepaid expenses                 0            0
       Increase (decrease) in accrued expenses               750          750
       Increase (decrease) in other current
           liabilities                                     4,000        2,000
       Increase (decrease) in deferred income taxes          637          714
       (Additions) reductions to security deposits             0            0
       Other                                                   0            0
                                                      ----------   ----------
         Net cash used by operating activities            (3,315)       2,339

Cash flows from investing activities:
   Purchase of investment                                      0            0
   Purchase of fixed assets                                    0            0
   Proceeds from sale of fixed assets                          0            0
   Net change to notes receivable                              0            0
                                                      ----------   ----------
         Net cash provided by investing activities             0            0

Cash flows from financing activities:
   Principal payments on long-term debt                        0            0
   Proceeds from long-term debt                            3,116        2,176
   Proceeds from issuance of common and
      preferred stock                                          0            0
   Redemption of preferred stock                               0            0
   Purchase of treasury stock                                  0            0
   Reduction of additional paid-in capital                     0            0
                                                      ----------   ----------
         Net cash used by financing activities             3,116        2,176
                                                      ----------   ----------

Decrease in cash and cash equivalents                       (199)          71

Cash and cash equivalents at beginning of year               217          146
                                                      ----------   ----------

Cash and cash equivalents at end of year              $       18   $      217
                                                      ==========   ==========

<F1>
        The accompanying notes are an integral part of these statements.

                                    - 24 -
===============================================================================

                      SUN HARBOR FINANCIAL RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1999


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


NOTE IV:   ALLOWANCE FOR MARKETABLE SECURITIES & INVESTMENTS

           Sun Harbor Financial Resources, Inc. is carrying it's marketable securities at the lower of cost or market. At the date of issue of these financial statement the SEC placed a hold on the trading of the Marketable Securities in Alliance Industries. The investment in other stock have no current market value. Management estimates that there will be some future value to the securities and stocks.


NOTE V:   NOTES PAYABLE

          There is currently only one note payable to Peter Norman for $25,000 unsecured with an interested rate of 3% payable on demand. Interest on this note has a balance as of December 31, 1999 total $2,314.


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