Form 10QSB
period 2000-03-31
SUN HARBOR FINANCIAL RESOURCES INC
filed 2000-07-10
CIK 841360

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                   Quarterly Report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934

                      For the Quarter Ending March 31, 2000
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

                   Common Stock Outstanding at March 31, 2000
                   29,965,200 Shares at $0.01 Par Value Common


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

     Item 1.  Financial Statements
              Consolidated Balance Sheets
               March 31, 2000 (unaudited) and December 31, 1999  . . . .   F-1
              Consolidated Statements of Operations (unaudited)
               Three Months Ended March 31, 2000 (unaudited)
               and Three Months Ended March 31, 1999 (unaudited) . . . .   F-3
              Consolidated Statements of Cash Flows (unaudited)
               Three Months Ended March 31, 2000 and March 31, 1999  . .   F-4
              Notes to Consolidated Financial Statements (unaudited) . .   F-5

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
===============================================================================

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      SUN HARBOR FINANCIAL RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                         March 31,    December 31,
                                           2000           1999
                                       ------------   ------------
                                        (Unaudited)    (Audited)
CURRENT ASSETS:
  Cash and cash equivalents. . . . .    $      72      $      18
  Accounts receivable. . . . . . . .            0              0
  Loans held for resale. . . . . . .            0              0
  Investment . . . . . . . . . . . .            0              0
                                       ------------   ------------
       Total current assets. . . . .           72             18

FIXED ASSETS:
  Furniture and equipment. . . . . .          900            900
  Accumulated depreciation . . . . .         (319)          (300)
                                       ------------   ------------
       Net fixed assets. . . . . . .          581            600

OTHER ASSETS:
  Interest receivable  . . . . . . .        6,000          5,700
  Notes receivable . . . . . . . . .       15,000         15,000
                                       ------------   ------------
       Total other assets. . . . . .       21,000         20,700

TOTAL ASSETS . . . . . . . . . . . .    $  21,653      $  21,318
                                       ============   ============

<F1>
        The accompanying notes are an integral part of these statements.

                                    - F-1 -

                                    -  3 -
===============================================================================

                      SUN HARBOR FINANCIAL RESOURCES, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                         March 31,    December 31,
                                           2000           1999
                                       ------------   ------------
                                        (Unaudited)    (Audited)
CURRENT LIABILITIES:
  Accounts Payable . . . . . . . . .    $   8,750      $   8,000
  Accrued expenses . . . . . . . . .        2,500          4,714
  Income taxes payable . . . . . . .        2,680              0
  Current portion of long term debts            0              0
                                       ------------   ------------
      Total current liabilities. . .       13,930         12,714

LONG TERM DEBT, less current maturities    43,638         43,038
                                       ------------   ------------
      Total liabilities. . . . . . .       57,568         55,752

STOCKHOLDERS' EQUITY:
  Common Stock, 30,000,000 shares
     authorized, issued and outstanding
     29,515,200 shares, $.01 par value;   295,152        295,152
  Preferred Stock, 5,000,000 shares
     authorized, issued and outstanding
     34,000 shares, $.01 par value;.          340            340
  Additional paid-in capital . . . .      (92,378)       (92,378)
  Retained earnings (deficit)  . . .     (239,029)      (237,548)
                                       ------------   ------------
      Total stockholders' equity . .      (35,915)       (34,434)
                                       ------------   ------------
  TOTAL LIABILITIES
  AND STOCKHOLDERS' EQUITY . . . . .    $  21,653     $   21,318
                                       ============   ============

<F1>
        The accompanying notes are an integral part of these statements.

                                    - F-2 -

                                    -  4 -
===============================================================================

                      SUN HARBOR FINANCIAL RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                Three Months
                                               Ended March 31,
                                               --------------
                                           2000              1999
                                         --------          --------
Sales
  Origination of loans . . . . . . .     $      0          $      0
  Servicing and interest income. . .          300                 0
  Others . . . . . . . . . . . . . .            0                 0
                                         --------          ---------
            Gross profit . . . . . .          300                 0

Operating expenses
  Selling, General and
    Administrative expenses. . . . .        1,781               459
  Depreciation . . . . . . . . . . .            0                 0
  Interest . . . . . . . . . . . . .            0                 0
                                         --------          ---------
            Total expenses . . . . .        1,781               459

            Income (loss) before taxes     (1,781)             (459)

Income taxes . . . . . . . . . . . .            0                 0
                                         --------          ---------
            NET INCOME (LOSS). . . .     $ (1,481)         $   (459)
                                         ========          =========

EARNINGS (LOSS) PER SHARE. . . . . .     $(.00005)         $(.00002)
                                         ========          =========

<F1>
        The accompanying notes are an integral part of these statements.

                                    - F-4 -

                                    -  5 -
===============================================================================

                      SUN HARBOR FINANCIAL RESOURCES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                          THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)

                                                            2000         1999
                                                          --------     --------
Cash flow from operating activities:
Net cash (used in) provided by operating activities       $ (1,481)    $   (365)
  Adjustments to reconcile net income (loss)
     by operating activities:
     Depreciation. . . . . . . . . .                            18           18
  Changes in current assets and liabilities:
     (Increase) decrease in receivables                       (300)        (300)
     (Increase) decrease in loans held for resale                0            0
     (Increase) decrease in advances and other assets            0            0
     Increase (decrease) in payables                           750            0
     Increase (decrease) in accrued expenses                   187          188
     Increase (decrease) in warehouse line payable               0            0
     Increase (decrease) in deferred revenues                    0            0
     Increase (decrease) in current portion of
          long term debts. . . . . .                             0            0
     Increase (decrease) in deferred income taxes              280            0
                                                          --------     --------
     Net cash used in operating activities                    (546)        (459)

Cash flows from investing activities:
  Additions to fixed assets. . . . .                             0            0
  Net changes to notes receivable. .                             0            0
  Purchase of securities . . . . . .                             0            0
                                                          --------     --------
     Net cash (used) by investing activities                     0            0

Cash flows from financing activities:
  Advances from Officers . . . . . .                           600          250
  Redemption of preferred stock. . .                             0            0
  Additional paid-in capital . . . .                             0            0
  Paid-in capital reduced. . . . . .                             0            0
                                                          --------     --------
     Net cash provided by financing activities                 600          250
                                                          --------     --------
     Net increase in cash and cash equivalents                  54         (209)

Cash and cash equivalents at beginning of period                18          217
                                                          --------     --------
Cash and cash equivalents at end of period                $     72     $      8
                                                          ========     ========

<F1>
        The accompanying notes are an integral part of these statements.

                                    - F-5 -

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


NOTE V:   NOTES PAYABLE

          There is currently only one note payable to Peter Norman for $25,000 unsecured with an interested rate of 3% payable on demand. Interest on this note has a balance as of March 31, 2000 of $2,500.


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


                                    - F-6 -

                                    -  7 -
===============================================================================

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in annual reports has been condensed or omitted pursuant to such rules and regulations. This report should be read in conjunction with the Company's latest Annual Report on Form 10-K for the year ended December 31, 1999, a copy of which may be obtained by writing Sun Harbor Financial Resources, Inc., 3211 Emerald Arbor Street, Bakersfield, California 93312.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDING MARCH 31, 2000 AND MARCH 31, 1999

     For the three months ending March 31, 2000 (the "First Quarter 2000"), the Company recorded $0 in revenues in comparison with the three months ending March 31, 1999 (the "First Quarter 1999"), where the Company recorded $0 in revenues. During First Quarter 1999 the Company was dormant and did not have any operations or business activities.

     The absence of any sales revenues during the First Quarter 2000 was due to the action of the Company's Board of Directors, to sell the Company's three wholly-owned subsidiaries (Sun Harbor Mortgage, Inc., Sun Harbor Leasing, Inc., and Peninsula Funding Corporation) to a Company officer, David W. Langill. The sale agreement was subject to shareholder approval and provided that the subsidiaries were sold to Mr. Langill effective June 29, 1995.


                                    -  8 -
===============================================================================

     Expenses for the First Quarter 2000 included $1,781 in general and administrative expenses which included certain legal, accounting, and related costs plus $300 in Interest Income. By comparison with First Quarter 1999, the Company recorded $1,231 in Selling General and Administrative Expenses.

     As a result, the Company incurred a Net Loss of $1,481 for the First Quarter 2000 in comparison with a loss of $1,782 for the comparable First Quarter 1999. The decreased loss was primarily due to the limited scope and level of operating activity by the Company during the First Quarter 2000.

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


                                    - 16 -
===============================================================================

PART II - OTHER INFORMATION (UNAUDITED)

ITEM 1.  LEGAL PROCEEDINGS

    There have been no material developments in any of the Company's legal proceedings since disclosed in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

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

                              Registrant:
                              SUN HARBOR FINANCIAL RESOURCES, INC.



                               /s/ Peter H. Norman
                               --------------------------------
                               Peter H. Norman, Chairman


Date: July 6, 2000



                                    - 18 -
===============================================================================