Form 10QSB
period 2001-06-30
SUN HARBOR FINANCIAL RESOURCES INC
filed 2005-07-26
CIK 841360

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2001
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from N/A to

Commission file number: 033-27508-LA

Insulcrete, Inc. (Exact Name of Small Business Issuer in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	33-0338441 (I.R.S. Employer Identification No.)

1400 Norris Road, Bakersfield, California 93308 (Address of principal executive office)

(661) 391-3838 Issuer's telephone number, including area code

Sun Harbor Financial Resources, Inc. (Former Name, Former Address, and Former Fiscal Year, If Changed Since Last Report)

          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes          No   X

The number of shares outstanding of the Registrant's Common Stock as of June 30, 2001 was 29,465,200 shares.

Insulcrete, Inc.

TABLE OF CONTENTS

		Page Number

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Balance Sheets June 30, 2001(unaudited) and December 31, 2000	F 1

Consolidated Statements of Operations (unaudited)
Three Months Ended June 30, 2001 (unaudited)
and Three Months Ended June 30, 2000 (unaudited)
and Six Months Ended June 30, 2001 (unaudited)
and Six Months Ended June 30, 2000

		F 2
	Consolidated Statements of Cash Flows (unaudited) Six Months Ended June 30, 2001 and June 30, 2000	F 3
	Notes to Consolidated Financial Statements (unaudited)	F 4

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item 2A.	Factors That May Affect Future Results	13

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	15
Item 2.	Changes in Securities	15
Item 3.	Defaults Upon Senior Securities	15
Item 4.	Submission of Matters to a Vote of Security Holders	15
Item 5.	Other Information	15
Item 6.	Exhibits and Reports on Form 8-K	15

Part I.  Financial Information

Available Information

Information about our Company is available from the Company at the address shown on the first page of this Report. We are obligated to file reports with the Securities and Exchange Commission, or SEC. These reports include annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports, each of which is provided on our website after we electronically file such materials with or furnish them to the SEC. You can also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1.800.SEC.0330. In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

MATTER OF FORWARD-LOOKING STATEMENTS

THIS FORM 10-QSB CONTAINS "FORWARD-LOOKING STATEMENTS" THAT CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING WORDS SUCH AS "BELIEVES," "EXPECTS," "MAY," "WILL," "SHOULD," OR "ANTICIPATES," OR THE NEGATIVE OF THESE WORDS OR OTHER VARIATIONS OF THESE WORDS OR COMPARABLE WORDS, OR BY DISCUSSIONS OF PLANS OR STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. MANAGEMENT WISHES TO CAUTION THE READER THAT THESE FORWARD-LOOKING STATEMENTS, INCLUDING, BUT NOT LIMITED TO, STATEMENTS REGARDING THE COMPANY'S MARKETING PLANS, GOALS, COMPETITIVE AND TECHNOLOGY TRENDS AND OTHER MATTERS THAT ARE NOT HISTORICAL FACTS ARE ONLY PREDICTIONS. NO ASSURANCES CAN BE GIVEN THAT SUCH PREDICTIONS WILL PROVE CORRECT OR THAT THE ANTICIPATED FUTURE RESULTS WILL BE ACHIEVED. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY EITHER BECAUSE ONE OR MORE PREDICTIONS PROVE TO BE ERRONEOUS OR AS A RESULT OF OTHER RISKS FACING THE COMPANY. FORWARD-LOOKING STATEMENTS SHOULD BE READ IN LIGHT OF THE CAUTIONARY STATEMENTS AND IMPORTANT FACTORS DESCRIBED IN THIS FORM 10-QSB FOR INSULCRETE, INC., INCLUDING, BUT NOT LIMITED TO "THE FACTORS THAT MAY AFFECT FUTURE RESULTS" SHOWN AS ITEM 1A AND IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. THE RISKS INCLUDE, BUT ARE NOT LIMITED TO, THE RISKS ASSOCIATED WITH AN EARLY-STAGE COMPANY THAT HAS ONLY A LIMITED HISTORY OF OPERATIONS, THE COMPARATIVELY LIMITED FINANCIAL RESOURCES OF THE COMPANY, THE INTENSE COMPETITION THE COMPANY FACES FROM OTHER ESTABLISHED COMPETITORS, TECHNOLOGICAL CHANGES THAT MAY LIMIT THE ABILITY OF THE COMPANY TO MARKET AND SELL ITS PRODUCTS AND SERVICES OR ADVERSELY IMPACT THE PRICING OF THESE PRODUCTS AND SERVICES, AND MANAGEMENT THAT HAS ONLY LIMITED EXPERIENCE IN DEVELOPING SYSTEMS AND MANAGEMENT PRACTICES. ANY ONE OR MORE OF THESE OR OTHER RISKS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FUTURE RESULTS INDICATED, EXPRESSED, OR IMPLIED IN SUCH FORWARD-LOOKING STATEMENTS. WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT TO REFLECT EVENTS, CIRCUMSTANCES, OR NEW INFORMATION AFTER THE DATE OF THIS FORM 10-QSB OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED OR OTHER SUBSEQUENT EVENTS.

Item 1.  Financial Statements

INSULCRETE, INC. (Formerly Sun Harbor Resources, Inc.) (A Development Stage Company) Balance Sheets

	As of June 30, 2001	As of December 31, 2000

ASSETS
Current Assets
Cash	$2,203	$831
Note receivable	15,000	15,000

Total Current Assets	17,203	15,831

Other Assets
Interest receivable	7,200	6,900
Organization costs	900	900
Accumulated amortization	(641)	(375)

Total Other Assets	7,459	7,425

TOTAL ASSETS	$24,662	$23,256

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$5,000	$5,000
Accrued expenses	3,250	3,063

Total Current Liabilities	8,250	8,063

Long-Term Liabilities
Note payable - related party	59,214	54,538

Total Long-Term Liabilities	59,214	54,538

TOTAL LIABILITIES	67,464	62,601

Stockholders' Equity (Deficit)
Preferred stock, ($.01 par value, 5,000,000 shares authorized; 34,000 issued and outstanding as of June 30, 2001 and December 31, 2000, respectively)	340	340
Common stock ($.01 par value, 30,000,000 shares authorized; 29,515,200 shares issued and outstanding as of June 30, 2001 and December 31, 2000, respectively)	295,152	295,152
Additional paid-in capital	(92,378)	(92,378)
Deficit accumulated during development stage	(245,916)	(242,459)

Total Stockholders' Equity (Deficit)	(42,802)	(39,345)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$24,662	$23,256

See Notes to Financial Statements
F 1

INSULCRETE, INC. (Formerly Sun Harbor Resources, Inc.) (A Development Stage Company) Statements of Operations

	Six Months Ended		Three Months Ended		May 3, 1988 (inception) through
	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000	June 30, 2001

Revenues
Revenues	$-	$-	$-	$-	$-

Total Revenues	-	-	-	-	-

General & Administrative Expenses	2,881	7,246	1,129	5,465	252,240

Total General & Administrative Expenses	2,881	7,246	1,129	5,465	252,240

Other Income & (Expenses)
Other income	300	600	-	300	7,200
Interest expense	(876)	-	(876)	-	(876)

Total Other Income & (Expenses)	(576)	600	(876)	300	6,324

Net Loss	$(3,457)	$(6,646)	$(2,005)	$(5,165)	$(245,916)

Basic loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	29,515,200	29,515,200	29,515,200	29,515,200

Diluted Earnings (Loss) Per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average of diluted common shares outstanding	29,583,200	29,583,200	29,583,200	29,583,200

See Notes to Financial Statements
F 2

INSULCRETE, INC. (Formerly Sun Harbor Resources, Inc.) (A Development Stage Company) Statements of Cash Flows

	Six Months Ended		Three Months Ended		May 3, 1988 (inception) through
	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000	June 30, 2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(3,457)	$(6,646)	$(2,005)	$(5,165)	$(245,916)
Amortization	266	38	247	19	641
(Increase) decrease in note receivable	-	-	-	-	(15,000)
(Increase) decrease in organization costs	-	-	-	-	(900)
(Increase) decrease in interest receivable	(300)	(600)	-	(300)	(7,200)
Increase (decrease) in provision for income taxes	-	560	-	280	-
Increase (decrease) in accounts payable	-	1,500	-	750	5,000
Increase (decrease) in accrued expenses	187	375	-	188	3,250

Net cash provided by (used in) operating activities	(3,304)	(4,773)	(1,758)	(4,228)	(260,125)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	-	-	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	-	-	295,152
Proceeds from issuance of preferred stock	-	-	-	-	340
Proceeds from issuance of paid-in capital	-	-	-	-	(92,378)
Note payable - related party	4,676	4,850	3,876	4,250	59,214

Net cash provided by (used in) financing activities	4,676	4,850	3,876	4,250	262,328

Net increase (decrease) in cash	1,372	77	2,118	22	2,203

Cash at beginning of period	831	17	85	72	-

Cash at end of period	$2,203	$94	$2,203	$94	$2,203

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$876	$-	$876	$-

Income taxes paid	$-	$-	$-	$-

See Notes to Financial Statements
F 3

INSULCRETE, INC.
(Formerly Sun Harbor Financial Resources, Inc.)
(A Development Stage Company)
Notes to Financial Statements
As of June 30, 2001

NOTE 1.  ORGANIZATION AND DESCRIPTION OF BUSINESS

Insulcrete Inc. (the Company) was incorporated under the laws of the State of Delaware on May 3, 1988. The Company has limited operations and in accordance with SFAS #7, the Company is considered a development stage company.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.  Basis of Accounting

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31, year-end.

     b.  Basic Earnings per Share

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective May 3, 1988 (inception).

Basic earnings (loss) per share amounts are computed by dividing the net income (loss) by the weighted average number of common shares outstanding. Diluted gain (loss) per common share has been calculated based on the weighted average number of shares of common and preferred stock outstanding during the period.

     c.  Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

F 4

INSULCRETE, INC.
(Formerly Sun Harbor Financial Resources, Inc.)
(A Development Stage Company)
Notes to Financial Statements
As of June 30, 2001

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     d.  Income Taxes

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

NOTE 3.  WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common.

NOTE 4.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $245,916 during the period from May 3, 1988 (inception) to June 30, 2001. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

F 5

INSULCRETE, INC.
(Formerly Sun Harbor Financial Resources, Inc.)
(A Development Stage Company)
Notes to Financial Statements
As of June 30, 2001

NOTE 5.  NOTES RECEIVABLE

There is currently only one note receivable form David W. Langill for $15,000 for the sale of the wholly owned subsidiaries sold in 1995. There has been no payment on this note as of the date of issuance of these financial statements. Payments were due to start on January 15, 1998 at $500 per month until the note is paid in full principle and interest. This note is secured by the outstanding common stock of the 3 subsidiaries sold, Sun Harbor Mortgage, Inc., Sun Harbor Leasing, Inc. and Peninsula Funding Corporation. Management feels that this note is still collectable in the future.

NOTE 6.  RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. A director provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities as they become available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

As of June 30. 2001 the Company has a note payable due to International Credit Bureau, Inc. (a related party) in the amount of $59,214. This is an unsecured loan with an interest rate of 3%.

NOTE 7.  INCOME TAXES

As of June 30, 2001

Deferred tax assets:
Net operating tax carryforwards	$79,157
Other	-0-

Gross deferred tax assets	79,157
Valuation allowance	(79,157)

Net deferred tax assets	$ -0-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

F 6

INSULCRETE, INC.
(Formerly Sun Harbor Financial Resources, Inc.)
(A Development Stage Company)
Notes to Financial Statements
As of June 30, 2001

NOTE 8.  SCHEDULE OF NET OPERATING LOSSES

1993 Through 1995 Net Operating Loss	$ (52,645)
1996 Net Operating Loss	(165,212)
1997 Net Operating Loss	(7,670)
1998 Net Operating Loss	(4,444)
1999 Net Operating Loss	(7,577)
2000 Net Operating Loss	(4,911)
2001 Net Operating Loss (six months)	(3,457)

Net Operating Loss	$ (245,916)

As of June 30, 2001, the Company has a net operating loss carryforwards of approximately $245,916. Net operating loss carryforward expires twenty years from the date the loss was incurred.

NOTE 9.  STOCK TRANSACTIONS

Transactions, other than employees' stock issuance, are in accordance with paragraph 8 of SFAS 123. Thus issuances shall be accounted for based on the fair value of the consideration received. Transactions with employees' stock issuance are in accordance with paragraphs (16-44) of SFAS 123. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable.

As of June 30, 2001 the Company had 29,515,200 shares of common stock issued and outstanding.

NOTE 10.  STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of June 30, 2001:

•	Preferred stock, $ 0.01 par value: 5,000,000 shares authorized; 34,000 shares issued and outstanding.

•	Common stock, $ 0.01 par value: 30,000,000 shares authorized; 29,515,200 shares issued and outstanding

F 7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Company Background

The Company was originally named Sun Harbor Financial Resources, Inc., a Delaware Corporation ("the Company") and was incorporated in the State of Delaware on May 3, 1988. On August 25, 1988, the Company effectuated a tax free reorganization ("the Acquisition") under Section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended. As a result of the Acquisition, the Company acquired Sun Harbor Mortgage, Inc., a California Corporation ("SHMI"), incorporated in the State of California on January 26, 1981, which became a wholly-owned subsidiary of the Company. SHMI was a financial intermediary and operates a mortgage banking firm with activities in San Diego, California. In addition, at that time the Company's second wholly-owned subsidiary, Peninsula Funding Corporation ("PFC"), is a trustee corporation that SHMI specifies in it's Deeds of Trust to represent the beneficiary, supervise foreclosure proceedings, and issue reconveyances. At that time the Company derived reconveyance and trustee fee revenues through PFC operations. On September 11, 1989 a third wholly-owned subsidiary, Pacific Empire Escrow, Inc. ("PEEI") was incorporated as a California corporation. Pacific Empire Escrow, Inc. was intended to be an independent Escrow company operating in the state of California. However, Pacific Empire Escrow never became operational, and SHMI formed an Escrow Department to provide Escrow Services for loans that directly involve SHMI. On July 27, 1993, Pacific Empire Escrow, Inc. formally amended its Articles of Incorporation to change its name to Sun Harbor Insurance Services, Inc. ("SHISI"). SHISI offered insurance agency services within San Diego county during the final two quarters of 1993 and for a portion of the first quarter of 1994. However, as a result of a management decision, SHISI's operations were terminated in March 1994. In September, 1994 Sun Harbor Insurance Services, Inc. formally amended its Articles of Incorporation to change its name to Sun Harbor Leasing, Inc. ("SHLI"). SHLI offered a wide range of leases on automobiles, aircraft, boats, office equipment, etc. to Lessees in San Diego and other Southern California counties. SHLI became operational during the fourth quarter of 1994.

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

Under the terms of the Agreement, Mr. Langill has agreed to assume all liabilities, known or unknown, whether asserted or unasserted, whether liquidated or unliquidated, and whether due or to become due, including and liability for taxes, office equipment, and other leases, rents, and other obligations of the Subsidiaries except for certain limited obligations. The Note bears interest at 8%, with a principal amount of fifteen thousand dollars and requires a monthly payment of five hundred dollars beginning January 15, 1996. All unpaid principal and interest is due the Company in full no later than June 29, 1998. The Company attempted to collect these monies from Mr. Langill but, as stated below, the Company was not successful in collecting any monies on the Note.

Since the issuance of the Note, the Company has not collected any monies on the Note and the Company has not received any indication that it would ever receive any payment from Mr. Langill. Further, in February 2004, Mr. Langill died with the result that the Company believes it will likely be unable to collect any monies from his estate. For these reasons, the Company does not anticipate that it will collect any monies on the Note it received from Mr. Langill in connection with the divestiture of the subsidiaries.

Amendments to Articles of Incorporation

On August 13, 2000 and by an action of a majority of the Company's shareholders by written consent and without a meeting, a majority of the Company's shareholders approved an amendment to the Company's Certificate of Incorporation to change the Company's name to Block Tech Corporation.

Subsequently on May 7, 2001and by an action of a majority of the Company's shareholders by written consent and without a meeting, a majority of the Company's shareholders approved an amendment to the Company's Certificate of Incorporation to change the Company's name to Insulcrete, Inc.

The change in the Company's name to Insulcrete, Inc. was undertaken in anticipation that the Company may undertake efforts to become active in the residential housing industry. The Company did not, during the fiscal year ending December 31, 2004 or earlier undertake further efforts to enter the residential housing industry but the Company continues to explore possible opportunities in this area.

The "Company", as used herein, refers to the consolidated entity unless otherwise noted.

Six Month Periods Ended June 30, 2001 and June 30, 2000

During the first six months ending June 30, 2001 ("First Six Months 2001"), the Company recorded no sales revenues. During this period the Company had no business, assets, or operations. Similarly, during the six months ending June 30, 2000 ("First Six Months 2000"), the Company recorded no sales revenues and again during First Six Months 2000, the Company had no business, assets, or operations.

During the First Six Months 2001, the Company did record $2,881 as general and administrative expense - these were expenses related to the maintenance of the Company's corporate charter, accounting, administrative, and related expenses. By comparison, during the First Six Months 2000, the Company incurred 7,246 as general and administrative expenses. The higher level of general and administrative expenses during the First Six Months 2000 was primarily due to efforts that the Company took to attend to the Company's files, books, and records.

During the First Six Months 2001, the Company had other income of $300 and interest expense of $876. The latter reflects interest expense incurred on a note issued to International Credit Bureau, Inc. ("ICBI") which bears interest at 3%. In comparison, the Company had $600 in other income and no interest expense during the First Six Months 2000.

As a result, the Company had a Net Loss of $3,457 during the First Six Months 2001 compared to a Net Loss of $6,646 during the First Six Months 2000.

On a per share basis, the Net Loss during the First Six Months 2001 was $0 compared to First Six Months 2000 when the Net Loss Per Common Share was $0.

Second Quarter Ending June 30, 2001 versus First Quarter Ending June 30, 2000

During the three months ending June 30, 2001 ("Second Quarter 2001"), the Company recorded no sales revenues but did incur $1,129 in general and administrative expenses compared to $5,465 in general and administrative expenses during the three months ending Second Quarter 2000 ("Second Quarter 2000") where the Company also did not record and revenues.

During the Second Quarter 2001, the Company recorded $876 as interest expense on the note issued to ICBI , while during the Second Quarter 2000, the Company recorded no interest expense but did record $300 as other income.

As a result, the Company recorded a Net Loss of $2,005 during the Second Quarter 2001 compared to a Net Loss of $5,165 during the Second Quarter 2000. This resulted, during each period, of a Diluted Earnings Loss Per Share of $0.

Liquidity and Capital Resources

The Company has no real liquidity and no apparent source of financing apart from the arrangement that it has established with ICBI. On a going-forward basis, the Company anticipates that it will need between $5,000 to $15,000annually merely to maintain the Company's existence and to pay the expenses and costs that it incurs to ensure that the Company can remain a corporate enterprise with all of the attendant responsibilities, filings, and associated documentation. For these and other reasons, the Company's management recognizes adverse difficulties and challenges it faces. Apart from the limited assurances that the Company has received from ICBI, there can be no assurance that the Company will receive any financing or funding from any source or if any financing should be obtained, that existing shareholders will not incur substantial, immediate, and permanent dilution of their existing investment.

Further, there can be no assurance that the Company will be successful in obtaining any additional financing, or if the Company receives any additional financing, that any such financing can be obtained on terms that may be deemed reasonable given the Company's current dire financial condition.

Item 2a.  Factors that May Affect Future Results

The Company's business organization and existing debt and obligations on its balance sheet all involve elements of substantial risk. In many instances, these risks arise from factors over which the Company will have little or no control. Some adverse events may be more likely than others and the consequence of some adverse events may be greater than others. No attempt has been made to rank risks in the order of their likelihood or potential harm. In addition to those general risks enumerated elsewhere, any purchaser of the Company's Common Stock should also consider the following factors.

The Company's business organization and existing debt and obligations on its balance sheet all involve elements of substantial risk. In this context, these risks arise from factors over which the Company will have little or no control. Some adverse events may be more likely than others and the consequence of some adverse events may be greater than others. No attempt has been made to rank risks in the order of their likelihood or potential harm. In addition to those general risks enumerated elsewhere, any purchaser of the Company's Common Stock should also consider the following factors.

1.  Continued Operating Losses. The Company incurred significant losses during the twelve months ending December 31, 2000. There is no assurance that the Company's operations will be successful or that it will be profitable in the future.

2.  Absence of Assets, Business, Operations & Extraordinary Uncertainties. The Company has no meaningful assets, business or operations and there can be no assurance that the Company will regain or acquire any new assets in the future. While the Company may later search for other ventures, the ability of the Company to undertake any such future venture will likely be severely limited and there can be no assurance that the Company will ever acquire any other business venture or if such a venture is acquired, that any such venture can be acquired on any reasonable terms in light of the Company's current financial circumstances.

3.  Lack of Business, No Equity, No Working Capital & Severe Need for Additional Financing. The Company has no business, no equity, and no operations. If the Company is to develop or acquire any new business, the Company will need to obtain significant additional equity or debt financing on reasonable terms. There can be no guarantee that the Company will be successful in obtaining any such financing or if it is obtained, that stockholders will not lose all of their investment.

4.  Auditor's Opinion: Going Concern. Except for the explanatory paragraph included in the firm's report on the financial statements for the years ended December 31, 2001, relating to the substantial doubt existing about the Company's ability to continue as a going concern, the audit report did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

5.  Subordinate to Existing and Future Debt & Authorized But Unissued Preferred Stock. All of the Common Stock is subordinate to the claims of the Company's existing and future creditors and any future holders of the Company's preferred stock. The Company is authorized to issue shares of the Company's preferred stock.

6.  Other Factors Cited in Form 10-KSB. The Company faces many risks and uncertainties. These also include those risks and uncertainties recited in the Company's most recent Form 10-KSB. Any investor who purchases the Company's Common Stock should be prepared to lose their entire investment.

PART II - OTHER INFORMATION (Unaudited)
Item 1.	Legal Proceedings
None.

Item 2.	Changes in Securities
Not applicable.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders
None.

Item 5.	Other Information
Not applicable.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits
	31.1	Certification
	31.2	Certification
	32.1	Certification
	32.2	Certification

(b) Reports on Form 8-K
No reports on Form 8-K were filed during the six months ended June 30, 2001.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant: Insulcrete, Inc.

Date: June 23, 2005

/s/ Lisa Norman Lisa Norman President, Chief Executive Officer Chief Financial Officer