Form 10QSB
period 2001-09-30
SUN HARBOR FINANCIAL RESOURCES INC
filed 2005-07-26
CIK 841360

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2001
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

          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes          No   X

The number of shares outstanding of the Registrant's Common Stock as of September 30, 2001 was 29,465,200 shares.

Insulcrete, Inc.

TABLE OF CONTENTS

		Page Number

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Balance Sheets September 30, 2001 (unaudited) and December 31, 2000	F 1

Consolidated Statements of Operations (unaudited)
Three Months Ended September 30, 2001 (unaudited)
and Three Months Ended September 30, 2000 (unaudited)
and Nine Months Ended September 30, 2001 (unaudited)
and Nine Months Ended September 30, 2000

		F 2
	Consolidated Statements of Cash Flows (unaudited) Nine Months Ended September 30, 2001 and September 30, 2000	F 3
	Notes to Consolidated Financial Statements (unaudited)	F 4

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item 2A.	Factors That May Affect Future Results	13

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	15
Item 2.	Changes in Securities	15
Item 3.	Defaults Upon Senior Securities	15
Item 4.	Submission of Matters to a Vote of Security Holders	15
Item 5.	Other Information	15
Item 6.	Exhibits and Reports on Form 8-K	15

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

Item 1.  Financial Statements

INSULCRETE, INC. (Formerly Sun Harbor Resources, Inc.) (A Development Stage Company) Balance Sheets

	As of September 30, 2001	As of December 31, 2000

ASSETS
Current Assets
Cash	$88	$831
Note receivable	15,000	15,000

Total Current Assets	15,088	15,831

Other Assets
Organization costs	900	900
Accumulated amortization	(888)	(375)
Interest receivable	7,200	6,900

Total Other Assets	7,212	7,425

TOTAL ASSETS	$22,300	$23,256

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$5,000	$5,000
Accrued expenses	3,250	3,063

Total Current Liabilities	8,250	8,063

Long-Term Liabilities
Note payable - related party	65,027	54,538

Total Long-Term Liabilities	65,027	54,538

TOTAL LIABILITIES	73,277	62,601

Stockholders' Equity (Deficit)
Preferred stock, ($.01 par value, 5,000,000 shares authorized; 34,000 issued and outstanding as of September 30, 2001 and December 31, 2000, respectively)	340	340
Common stock ($.01 par value, 30,000,000 shares authorized; 29,515,200 shares issued and outstanding as of September 30, 2001 and December 31, 2000, respectively)	295,152	295,152
Additional paid-in capital	(92,378)	(92,378)
Deficit accumulated during development stage	(245,091)	(242,459)

Total Stockholders' Equity (Deficit)	(50,977)	(39,345)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$22,300	$23,256

See Notes to Financial Statements
F 1

INSULCRETE, INC. (Formerly Sun Harbor Resources, Inc.) (A Development Stage Company) Statements of Operations

	Nine Months Ended September 30,		Three Months Ended September 30,		May 3, 1988 (inception) through September 30,
	2001	2000	2001	2000	2001

Revenues
Revenues	$-	$-	$-	$-	$-

Total Revenues	-	-	-	-	-

General & Administrative Expenses	10,093	10,589	7,212	3,343	259,452

Total General & Administrative Expenses	10,093	10,589	7,212	3,343	259,452

Other Income & (Expenses)
Other income	300	900	-	300	7,200
Interest expense	(1,839)	-	(963)	-	(1,839)

Total Other Income & (Expenses)	(1,539)	900	(963)	300	5,361

Net Loss	$(11,632)	$(9,689)	$(8,175)	$(3,043)	$(254,091)

Basic loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	29,515,200	29,515,200	29,515,200	29,515,200

Diluted Earnings (Loss) Per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average of diluted common shares outstanding	29,583,200	29,583,200	29,583,200	29,583,200

See Notes to Financial Statements
F 2

INSULCRETE, INC. (Formerly Sun Harbor Resources, Inc.) (A Development Stage Company) Statements of Cash Flows

	Nine Months Ended September 30,		Three Months Ended September 30,		May 3, 1988 (inception) through September 30,
	2001	2000	2001	2000	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(11,632)	$(9,689)	$(8,175)	$(3,043)	$(254,091)
Amortization	513	57	247	19	888
(Increase) decrease in note receivable	-	-	-	-	(15,000)
(Increase) decrease in organization costs	-	-	-	-	(900)
(Increase) decrease in interest receivable	(300)	(90)	-	(300)	(7,200)
Increase (decrease) in provision for income taxes	-	840	-	280	-
Increase (decrease) in accounts payable	-	2,250	-	750	5,000
Increase (decrease) in accrued expenses	187	563	-	187	3,250

Net cash provided by (used in) operating activities	(11,232)	(6,879)	(7,928)	(2,107)	(268,053)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	-	-	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	-	-	295,152
Proceeds from issuance of preferred stock	-	-	-	-	340
Proceeds from issuance of paid-in capital	-	-	-	-	(92,378)
Note payable - related party	10,489	7,999	5,813	3,150	65,027

Net cash provided by (used in) financing activities	10,489	7,999	5,813	3,150	268,141

Net increase (decrease) in cash	(743)	1,120	(2,115)	1,043	88

Cash at beginning of period	831	17	2,203	94	-

Cash at end of period	$88	$1,137	$88	$1,137	$88

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$876	$-	$876	$-

Income taxes paid	$-	$-	$-	$-

See Notes to Financial Statements
F 3

INSULCRETE, INC.
(Formerly Sun Harbor Financial Resources, Inc.)
(A Development Stage Company)
Notes to Financial Statements
As of September 30, 2001

NOTE 1.  ORGANIZATION AND DESCRIPTION OF BUSINESS

Insulcrete, Inc. (the Company) was incorporated under the laws of the State of Delaware on May 3, 1988. The Company has limited operations and in accordance with SFAS #7, the Company is considered a development stage company.

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
As of September 30, 2001

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

NOTE 4.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $254,091 during the period from May 3, 1988 (inception) to September 30, 2001. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

F 5

INSULCRETE, INC.
(Formerly Sun Harbor Financial Resources, Inc.)
(A Development Stage Company)
Notes to Financial Statements
As of September 30, 2001

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

As of September 30. 2001 the Company has a note payable due to International Credit Bureau, Inc. (a related party) in the amount of $65,027. This is an unsecured loan with an interest rate of 3%.

NOTE 7.  INCOME TAXES

As of September 30, 2001

Deferred tax assets:
Net operating tax carryforwards	$82,345
Other	-0-

Gross deferred tax assets	82,345
Valuation allowance	(82,345)

Net deferred tax assets	$ -0-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

F 6

INSULCRETE, INC.
(Formerly Sun Harbor Financial Resources, Inc.)
(A Development Stage Company)
Notes to Financial Statements
As of September 30, 2001

NOTE 8.  SCHEDULE OF NET OPERATING LOSSES

1993 Through 1995 Net Operating Loss	$ (52,645)
1996 Net Operating Loss	(165,212)
1997 Net Operating Loss	(7,670)
1998 Net Operating Loss	(4,444)
1999 Net Operating Loss	(7,577)
2000 Net Operating Loss	(4,911)
2001 Net Operating Loss (nine months)	(11,632)

Net Operating Loss	$ (254,091)

As of September 30, 2001, the Company has a net operating loss carryforwards of approximately $254,091. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

As of September 30, 2001 the Company had 29,515,200 shares of common stock issued and outstanding.

NOTE 10.  STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of September 30, 2001:

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

Nine Month Periods Ended September 30, 2001 and September 30, 2000

During the first nine months ending September 30, 2001 ("First Nine Months 2001"), the Company recorded no sales revenues. During this period the Company had no business, assets, or operations. Similarly, during the nine months ending September 30, 2000 ("First Nine Months 2000"), the Company recorded no sales revenues and again during First Six Months 2003, the Company had no business, assets, or operations.

During the First Nine Months 2001, the Company did record $10,093 as general and administrative expense - these were expenses related to the maintenance of the Company's corporate charter, accounting, administrative, and related expenses. By comparison, during the First Nine Months 2000, the Company incurred $10,589 as general and administrative expenses. The slightly level of general and administrative expenses during the First Nine Months 2001 was primarily due to efforts that the Company took to control costs related to the Company's files, books, and records.

During the First Nine Months 2001, the Company had other income of $300 and interest expense of $1,839. The latter reflects interest expense incurred on a note issued to International Credit Bureau, Inc. ("ICBI") which bears interest at 3%. In comparison, the Company had $900 in other income and $0 in interest expense during the First Nine Months 2000.

As a result, the Company had a Net Loss of $11,632 during the First Nine Months 2001 compared to a Net Loss of $9,689 during the First Nine Months 2000.

On a per share basis, the Net Loss during the First Nine Months 2001 was $0 compared to First Nine Months 2000 when the Net Loss Per Common Share was $0.

Third Quarter Ending September 30, 2001 versus Third Quarter Ending September 30, 2000

During the three months ending September 30, 2001 ("Third Quarter 2001"), the Company recorded no sales revenues but did incur $7,212 in general and administrative expenses compared to $3,343 in general and administrative expenses during the three months ending September 30, 2000 ("Third Quarter 2000") where the Company also did not record and revenues.

During the Third Quarter 2001, the Company recorded $963 as interest expense on the note issued to ICBI, while during the Third Quarter 2000, the Company recorded $0 as interest expense and $300 as other income.

As a result, the Company recorded a Net Loss of $8,175 during the Third Quarter 2001 compared to a Net Loss of $3,043 during the Third Quarter 2000. This resulted, during each period, of a Diluted Earnings Loss Per Share of $0.

Liquidity and Capital Resources

The Company has no real liquidity and no apparent source of financing apart from the arrangement that it has established with ICBI. On a going-forward basis, the Company anticipates that it will need between $5,000 to $15,000 or more annually merely to maintain the Company's existence and to pay the expenses and costs that it incurs to ensure that the Company can remain a corporate enterprise with all of the attendant responsibilities, filings, and associated documentation. For these and other reasons, the Company's management recognizes adverse difficulties and challenges it faces. Apart from the limited assurances that the Company has received from ICBI, there can be no assurance that the Company will receive any financing or funding from any source or if any financing should be obtained, that existing shareholders will not incur substantial, immediate, and permanent dilution of their existing investment.

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

4.  Auditor's Opinion:  Going Concern.   Except for the explanatory paragraph included in the firm's report on the financial statements for the year ended December 31, 2000, relating to the substantial doubt existing about the Company's ability to continue as a going concern, the audit report did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

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

(b) Reports on Form 8-K
No reports on Form 8-K were filed during the nine months ended September 30, 2001.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant: Insulcrete, Inc.

Date: June 23, 2005

/s/ Lisa Norman Lisa Norman President, Chief Executive Officer Chief Financial Officer