Form 10KSB
period 2001-12-31
SUN HARBOR FINANCIAL RESOURCES INC
filed 2005-07-26
CIK 841360

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-KSB

(Mark One)
[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from N/A to

Commission file number: 033-27508-LA

Insulcrete, Inc. (Exact Name of Small Business Issuer in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	33-0338441 (I.R.S. Employer Identification No.)

1400 Norris Road, Bakersfield, California 93308 (Address of principal executive office) (Zip Code)

Issuer's telephone number: (661) 391-3838

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

          The aggregate market value of the voting stock held by non-affiliates (23,465,200 shares of Common Stock) was $0 as of February 10, 2002. The stock price for computation purposes was $0.00, based on the closing sale price for the Registrant's Common Stock on the non-OTC Pink Sheets on February 10, 2002. This value is not intended to be a representation as to the value or worth of the Registrant's shares of Common Stock. The number of shares of non-affiliates of the Registrant has been calculated by subtracting shares held by persons affiliated with the Registrant from outstanding shares. The number of shares outstanding of the Registrant's Common Stock as of December 31, 2002 was 29,465,200 shares

INSULCRETE, INC.

INDEX TO ANNUAL REPORT
ON FORM 10-KSB

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

After review of the valuation opinion received, the Board of Directors voted to sell the three subsidiaries to David W. Langill, at a selling price of fifteen thousand dollars in accordance with the terms of the "Stock Purchase Agreement Between Sun Harbor Financial Resources, Inc. and David W. Langill" (the "Agreement"). Mr. Langill was a co-founder of the Subsidiaries and a co-founder, officer, and director of the Company. If the sale of the Subsidiaries is approved by the Company's shareholders, the Company will have no remaining operating businesses and its only assets will be certain cash assets and the Promissory Note (the "Note") that the Company received from Mr. Langill in exchange for the sale of the Subsidiaries.

Under the terms of the Agreement, Mr. Langill agreed to assume all liabilities, known or unknown, whether asserted or unasserted, whether liquidated or unliquidated, and whether due or to become due, including and liability for taxes, office equipment, and other leases, rents, and other obligations of the Subsidiaries except for certain limited obligations. The Note bears interest at 8%, with a principal amount of fifteen thousand dollars and requires a monthly payment of five hundred dollars beginning January 15, 1996. All unpaid principal and interest was due the Company in full no later than June 29, 1998. The Company attempted to collect these monies from Mr. Langill but, as stated below, the Company was not successful in collecting any monies on the Note.

Since that date the Company has not collected any monies on the Note and the Company has not received any indication that it would ever receive any payment from Mr. Langill. Further, in February 2004, Mr. Langill died with the result that the Company believes it will likely be unable to collect any monies from his estate. For these reasons, the Company does not anticipate that it will collect any monies on the Note it received from Mr. Langill in connection with the divestiture of the subsidiaries.

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

The change in the Company's name to Insulcrete, Inc. was undertaken in anticipation that the Company may undertake efforts to become active in the residential housing industry. The Company did not, during the fiscal year ending December 31, 2001 undertake further efforts to enter the residential housing industry but the Company continues to explore possible opportunities in this area.

The "Company", as used herein, refers to the consolidated entity unless otherwise noted.

Business Services Prior to June 30, 1995

Prior to June 30, 1995 and subject to approval of the Company's shareholders, Company had three wholly-owned subsidiary corporations, Sun Harbor Mortgage, Inc. ("SHMI"), Peninsula Funding Corporation ("PFC") and Sun Harbor Leasing, Inc. ("SHLI"). SHMI, PFC and SHLI are California corporations. SHMI was a Mortgage Banking and Brokerage firm, PFC was a Trustee corporation and SHLI offered vehicle leasing services. Through its former operating subsidiaries, the Company had seven business services: (1) Equity Lending; (2) Loan Servicing; (3) Residential Mortgage Banking Services; (4) Commercial Loan Brokering Services; (5) Reconveyance and Trustee Fee Services; (6) Escrow Services; (7) Vehicle Leasing Services.

Current Plan of Operation

The Company, pending the approval of its shareholders, will become a "clean public shell" and thereby seek to either merge with or acquire an operating company with operating history and assets, or as an alternative, the Company may pursue opportunities in the residential housing industry. The Securities and Exchange Commission has defined and designated these types of companies as "blind pools" and "blank check" companies.

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

Employees

The Company has a total of two part-time employees, both of whom serve in management and administrative capacities without any salary.

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

5.  Limited Trading Market for Common Stock.  The Company's Common Stock is traded (OTC) on the non-OTC Pink Sheets. Trading for the stock is sporadic and at present there is a limited market for the Company's Common Stock. At the present time, there is a limited public market for the Company's Common Stock, and there can be no assurance that a market will in fact develop. Even if a market does develop, it may not be sustained and, given the Company's lack of resources, there is a substantial likelihood that the Company's common stock will not to trade in any public market absent the Company receiving additional significant financial resources.

6.  Limited Facilities, Location & Regulations.  The Company presently maintains initial principal offices at the offices of its President. The office space is supplied at no cost. The Company pays its own charges for long distance telephone calls and other miscellaneous secretarial, photocopying and similar expenses. Further, since the Company is burdened by various obligations under the Sarbanes Oxley Act of 2002, the Company will likely incur additional expenses and costs above the amounts it previously incurred to maintain its operations and existence. The amount of all such additional costs has not been estimated by the Company but it likely will be significant.

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

12.  Risks of Low Priced Stocks.  Currently, the Company's common stock is not trading in any market and there is no certain prospect that the Company's common stock will regain any trading in any organized market. In the past, the Company's common stock had only limited and sporadic trading in the so-called "pink sheets," and before that, on the NASD's "Electronic Bulletin Board." As a result and due to the absence of a market, a shareholder may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the Company's securities. In the absence of a security being quoted on NASDAQ, or the Company having $2,000,000 in net tangible assets, trading in the Common Stock is covered by Rule 3a51-1 promulgated under the Securities Exchange Act of 1934 for non-NASDAQ and non-exchange listed securities. Under such rule, broker/dealers who recommend such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse) must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale.

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

Item 2.  PROPERTIES

Executive Offices

The Company's current offices at 1400 Norris Road, Bakersfield, California 93308 are provided rent-free by the Company's President, Lisa Norman.

Item 3.  LEGAL PROCEEDINGS

The Company is not currently the subject of any existing litigation.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The last meeting of the Company's shareholders was held on May 18, 1989. There were no matters submitted to a vote of shareholders during the fiscal year ending December 31, 2001.

PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

The Company's Common Stock is traded on the non-OTC Pink Sheets. The following table reflects the high and low prices of the Company's Common Stock for the two years ended December 31, 2001.

2001	High ($)	Low ($)

1st Quarter	0.01	0.01

2nd Quarter	0.01	0.01

3rd Quarter	0.01	0.01

4th Quarter	0.01	0.01

2000

1st Quarter	0.01	0.01

2nd Quarter	0.01	0.01

3rd Quarter	0.01	0.01

4th Quarter	0.01	0.01

The Company has followed the policy of reinvesting earnings in the business and, consequently, has not paid any cash dividends. At the present time, no change in this policy is under consideration by the Board of Directors. The payment of cash dividends in the future will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial requirements and condition, opportunities for reinvesting earnings, business conditions and other factors. The number of shareholders of record of Common Stock on February 10, 2002 was approximately 737.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

From the Company's incorporation in 1988 to June 30, 1995, the Company has offered mortgage banking and brokering, loan servicing and trustee services.

During the fiscal years ending December 31, 2000 and 2001, the Company had no assets or business operations.

Results of Operations

Fiscal Year Ending December 31, 2000 and Fiscal Year Ending December 31, 2001

Total Revenues for the year ended December 31, 2000 ("Fiscal 2000") were $0. The lack of revenues reflected the absence of any business activity by the Company during Fiscal 2000. By comparison, during the fiscal year ending December 31, 2001 ("Fiscal 2001"), the Company had $0 revenues as well. During Fiscal 2001, the Company similarly had no business activity.

General Administrative & Selling Expenses were $33,730 during Fiscal 2001 compared to $11,511 during Fiscal 2000.

During Fiscal 2001, the Company recorded $300 in Other Income from a note but, at the same time, the Company incurred $2,899 in Interest expense on monies borrowed from stockholders. By comparison, during Fiscal 2000, the Company recorded $0 in Interest Expense on monies borrowed from stockholders.

As a result, the Company recorded a Net Loss of $36,369 in Fiscal 2001 compared to a Net Loss of $4,911 in Fiscal 2000. The Company's Loss Per Share in Fiscal 2001 was $0.00 compared to a Loss Per Share of $0.00 in Fiscal 2000.

Liquidity and Capital Resources

The Company lacks liquidity and lacks access to any significant source of capital or financing needed to support its corporate existence. The Company is dependent upon the gratuitous interest of a few stockholders who may or may not have any interest in supporting the Company and ensuring that its corporate existence is maintained.

There can be no assurance that the Company will have or receive sufficient financial resources that will enable it to continue its corporate charter, continue its filings required under the Securities Exchange Act of 1934, or otherwise continue as a corporation.

The Company's existence is entirely tenuous and uncertain. The Company's management believes that it will require at least $25,000 in financing per year to maintain its corporate existence and the Company has mot received any indication that such financing is or will become available.

Impact of Inflation

Inflation has not had a significant effect on the Company's operation during the three years ending December 31, 2001.

Item 7.  FINANCIAL STATEMENTS

The financial statements and related financial information required to be filed hereunder are indexed on page F-1 of this report and are incorporated herein by reference.

Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None during 2001.

PART III

Item 9.  DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSON; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

The names and ages of the Directors and Executive Officers of the Company are as follows:

Name	Age	Position	Since

Lisa Norman	65	Chairman, President, & CEO	04-18-95

The Directors serve until the next annual meeting of shareholders or until their successors are elected.

Lisa Norman was elected Secretary, Treasurer, and Director of the Company on October 5, 1995 and was elected Chairman, President, CEO, and CFO in February 2002. From 2001 to 2004, Ms. Norman has been Senior Vice President and CFO of Homecrete Homes, Inc. a real estate and construction company in Bakersfield, California and Senior Vice President, Secretary, and Treasurer of ICW Walls, Inc., a company that builds insulated, concrete walls in California and Florida for the building industry. From 1993 to 1997, Ms. Norman was Vice President, Secretary, and Treasurer of American Home Alliance, Inc., a real estate and construction company of Bakersfield, California. From 1993 to the present, Ms. Norman has been Vice President, Secretary, and Treasurer of Ancona Group, Ltd., a public company traded on the non-OTC Pink Sheets. From 1992 to the present, Ms. Norman has been Vice President, Secretary, and Treasurer of American Tree Farms, Inc. and Vice President, Secretary, and Treasurer of Great Life, Inc. From 1991 to the present, Ms. Norman has been Vice President, Secretary, and Treasurer of American Home Alliance Industries, Ltd., a public company traded on the Electronic Bulletin Board (OTC) and its subsidiary, American Home Alliance, Inc., a real estate and construction company. From 1978 to 1994, Ms. Norman was Vice President and Secretary of Victorian Mortgage of Mission Veijo and San Clemente, California. From 1978 to 1994 she was Vice President and Secretary-Treasurer of Peter Norman and Associates, a private investment company. From 1969 to 1978, Ms. Norman was Assistant to the President and CEO of Rocca Finanz AG, Glarus, Switzerland. From 1967 to 1969 she was Executive Secretary and Translator for Booz, Allen, Hamilton Management Consultants in Dusseldorf, Germany. From 1963 to 1967 she was Executive Secretary to the Personnel Manager of American Celanese Corporation at various locations throughout Europe.

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

The Company is required to identify Covered Persons that the Company knows have failed to file or filed late Section 16(a) reports during the previous fiscal year. To the Company's knowledge, the following Covered Persons during the fiscal year ended December 31, 2002 failed to file on a timely basis reports required by Section 16(a) of the Exchange Act:

Name	Position	Number of Reports Not Filed on a Timely Basis(1)

Lisa Norman	President, Chairman of the Board, CEO, CFO	Form 3; Form 5

          (1)To the Company's knowledge, based solely on a review of the copies of the reports furnished to the Company by such persons in the fiscal year ended December 31, 2002, such persons have subsequently filed the reports required by Section 16(a) of the Exchange Act.

Item 10.  Executive Compensation

The Company's Board of Directors has authorized the compensation of its officers with the following annual cash salaries:

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long-Term Compensation

Awards Payouts

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Other Annual Compen-sation ($) (e)*	Restricted Stock Awards (s) ($) (f)	Securities Underly-ing Options/ SARs (#) (g)	LTIP Payouts ($) (h)	All Other Compen-sation ($) (i)

Lisa Norman Chairman, President, and CEO, CFO	1999 2000 2001	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	0 0 0	$0 $0 $0	$0 $0 $0

Footnote:
* No other compensation was paid, accrued or received by any of the Company's officers or directors for any of the years shown.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding beneficial ownership as of December 31, 2002 of the Company's Common Stock, by any person who is known to the Company to be the beneficial owner of more than 5% of the Company's voting securities and by each Director and by Officers and Directors of the Company as a group. The Company has only one class of common stock. The percentages shown below are computed based on 29,515,200 shares of the Company's Common Stock outstanding as of December 31, 2001.

Name and Address	Number of shares	Percentage of class

Lisa Norman 1400 Norris Road Bakersfield, California 93308	6,000,000(1)	20.33%

All Officers and Directors as a Group (1 person)	6,000,000	20.33%

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

          (a)(1)    Financial Statements.  Reference is made to the Index to Financial Statements of the Company on page F-1 of this report.

          (10)(a)   Stock Purchase Agreement, dated June 30, 1995, filed as an Exhibit to Form 8-K on November 6, 1995 and incorporated by reference.

          (10)(b)   Secured Non-Negotiable Promissory Note, dated June 30, 1995, filed as an Exhibit to Form 8-K on November 6, 1995 and incorporated by reference.

Reports on Form 8-K

          (b)  Reports on Form 8-K filed during 2001.

               None.
Exhibit No.	Description of Exhibit

24	Consent of Armando C. Ibarra, CPAs

31.1	Certification

31.2	Certification

32.1	Certification

32.2	Certification

SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant: Insulcrete, Inc.

/s/ Lisa Norman Lisa Norman President, Chief Executive Officer and Chairman of the Board	Date: June 17, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Registrant: Insulcrete, Inc.

/s/ Lisa Norman Lisa Norman President, Chief Executive Officer and Chairman of the Board	Date: June 17, 2005

INSULCRETE, INC.
(Formerly Sun Harbor Resources, Inc.)
(A Development Stage Company)
Index to Financial Information

Independent Auditors' Report	F 2
Consolidated Balance Sheets As of December 31, 2001	F 3
Consolidated Statements of Operations For the Year Ended December 31, 2001 and 2000	F 4
Statement of Changes in Stockholders/ Equity (Deficit) From May 3, 1988 (inception) through December 31, 2001	F 5
Consolidated Statements of Cash Flows (unaudited) For the Year Ended December 31, 2001 and 2000	F 6
Notes to Consolidated Financial Statements (unaudited)	F 7

F 1

A	C	I	ARMANDO C. IBARRA Certified Public Accountants A Professional Corporation

Armando C. Ibarra, C.P.A.	Members of the California Society of Certified Public Accountants
Armando Ibarra, Jr., C.P.A., JD	Members of the American Institute of Certified Public Accountants
Registered with the Public Company Accounting Oversight Board

To the Board of Directors of
Insulcrete, Inc.
(Formerly Sun Harbor Resources, Inc.)
(A Development Stage Company)

INDEPENDENT AUDITORS' REPORT

We have audited the accompanying balance sheets of Insulcrete, Inc. as of December 31, 2001 and the related statement of operations, changes in stockholders' equity and cash flows for the year then ended and for the period of May 3, 1988 (inception) through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Insulcrete, Inc. as of December 31, 2000, were audited by other auditors (whose report was dated July 5, 2001) whose reports has been furnished to us, and our opinion, insofar as it relates to the data through December 31, 2001, is based solely on the reports of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Insulcrete, Inc. as of December 31, 2001, and the results of their operations and their cash flows for the year then ended and for the period of May 3, 1988 (inception) through December 31, 2001 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been presented on the basis that the company will continue as a going concern. As discussed in Note 4 to the financial statements, conditions exist that raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Armando C. Ibarra
ARMANDO C. IBARRA, C.P.A. - APC

March 7, 2005
Chula Vista, California

371 "E" Street, Chula Vista, CA 91910
Tel: (619) 422-1348	Fax: (619) 422-1465

F 2

INSULCRETE, INC. (Formerly Sun Harbor Resources, Inc.) (A Development Stage Company) Balance Sheets

	As of December 31, 2001	As of December 31, 2000

ASSETS
Current Assets
Cash	$4,123	$831
Note receivable	-	15,000

Total Current Assets	4,123	15,831

Other Assets
Organization costs	-	900
Accumulated amortization	-	(375)
Interest receivable	-	6,900

Total Other Assets	-	7,425

TOTAL ASSETS	$4,123	$23,256

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$5,000	$5,000
Accrued expenses	3,250	3,063

Total Current Liabilities	8,250	8,063

Long-Term Liabilities
Note payable - related party	71,587	54,538

Total Long-Term Liabilities	71,587	54,538

TOTAL LIABILITIES	79,837	62,601

Stockholders' Equity (Deficit)
Preferred stock, ($.01 par value, 5,000,000 shares authorized; 34,000 issued and outstanding as of December 31, 2001 and 2000, respectively)	340	340
Common stock ($.01 par value, 30,000,000 shares authorized; 29,515,200 shares issued and outstanding as of December 31, 2001 and 2000, respectively)	295,152	295,152
Additional paid-in capital	(92,378)	(92,378)
Deficit accumulated during development stage	(278,828)	(242,459)

Total Stockholders' Equity (Deficit)	(75,714)	(39,345)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$4,123	$23,256

See Notes to Financial Statements
F 3

INSULCRETE, INC. (Formerly Sun Harbor Resources, Inc.) (A Development Stage Company) Statements of Operations

	Year Ended December 31,		May 3, 1988 (inception) through December 31,
	2001	2000	2001

Revenues
Revenues	$-	$-	$-

Total Revenues	-	-	-

General & Administrative Expenses	33,770	11,511	283,129

Total General & Administrative Expenses	33,770	11,511	283,129

Other Income & (Expenses)
Other income	300	1,200	7,200
Interest expense	(2,899)	-	(2,899)

Total Other Income & (Expenses)	(2,599)	1,200	4,301

Net Loss Before Extraordinary Items	(36,369)	(10,311)	(278,828)
Extraordinary Item - Relief of Debt	-	5,400	-

Net Loss After Extraordinary Items	$(36,369)	$(4,911)	$(278,828)

Basic loss per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	29,515,200	29,515,200

Diluted Earnings (Loss) Per Share	$(0.00)	$(0.00)

Weighted average of diluted common shares outstanding	29,583,200	29,583,200

See Notes to Financial Statements
F 4

INSULCRETE, INC. (Formerly Sun Harbor Resources, Inc.) (A Development Stage Company) Statement of Changes in Stockholders' Equity (Deficit) From May 3, 1988 (inception) through December 31, 2001

	Preferred Stock	Preferred Stock Amount	Common Stock	Common Stock Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total

Balance December 31, 1995	34,000	$340	29,515,200	$295,152	$(228,588)	$(52,645)	$14,259

Additional paid in capital					136,210		136,210

Net loss, December 31, 1996						(165,212)	(165,212)

Balance, December 31, 1996	34,000	340	29,515,200	295,152	(92,378)	(217,857)	(14,743)

Net loss, December 31, 1997						(7,670)	(7,670)

Balance, December 31, 1997	34,000	340	29,515,200	295,152	(92,378)	(225,527)	(22,413)

Net loss, December 31, 1998						(4,444)	(4,444)

Balance, December 31, 1998	34,000	340	29,515,200	295,152	(92,378)	(229,971)	(26,857)

Net loss, December 31, 1999						(7,577)	(7,577)

Balance, December 31, 1999	34,000	340	29,515,200	295,152	(92,378)	(237,548)	(34,434)

Net loss, December 31, 2000						(4,911)	(4,911)

Balance, December 31, 2000	34,000	340	29,515,200	295,152	(92,378)	(242,459)	(39,345)

Net Income, December 31, 2001						(36,369)	(36,369)

Balance, December 31, 2001	34,000	$340	29,515,200	$295,152	$(92,378)	$(278,828)	$(75,714)

See Notes to Financial Statements
F 5

INSULCRETE, INC. (Formerly Sun Harbor Resources, Inc.) (A Development Stage Company) Statements of Cash Flows

	Year Ended December 31,		May 3, 1988 (inception) through December 31,
	2001	2000	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(36,369)	$(4,911)	$(278,828)
Amortization	(375)	75	-
(Increase) decrease in note receivable	15,000	-	-
(Increase) decrease in organization costs	900	-	-
(Increase) decrease in interest receivable	6,900	(1,200)	-
Increase (decrease) in provision for income taxes	-	(2,400)	-
Increase (decrease) in accounts payable	-	(3,000)	5,000
Increase (decrease) in accrued expenses	187	751	3,250

Net cash provided by (used in) operating activities	(13,757)	(10,685)	(270,578)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	295,152
Proceeds from issuance of preferred stock	-	-	340
Proceeds from issuance of paid-in capital	-	-	(92,378)
Note payable - related party	17,049	11,499	71,587

Net cash provided by (used in) financing activities	17,049	11,499	274,701

Net increase (decrease) in cash	3,292	814	4,123

Cash at beginning of period	831	17	-

Cash at end of period	$4,123	$831	$4,123

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$2,899	$-

Income taxes paid	$-	$-

See Notes to Financial Statements
F 6

INSULCRETE, INC.
(Formerly Sun Harbor Financial Resources, Inc.)
(A Development Stage Company)
Notes to Financial Statements
As of December 31, 2001

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

F 7

INSULCRETE, INC.
(Formerly Sun Harbor Financial Resources, Inc.)
(A Development Stage Company)
Notes to Financial Statements
As of December 31, 2001

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

NOTE 4.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $278,828 during the period from May 3, 1988 (inception) to December 31, 2001. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

F 8

INSULCRETE, INC.
(Formerly Sun Harbor Financial Resources, Inc.)
(A Development Stage Company)
Notes to Financial Statements
As of December 31, 2001

NOTE 5.  RELATED PARTY TRANSACTIONS

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

As of December 31, 2001 the Company has a note payable due to International Credit Bureau, Inc. (a related party) in the amount of $71,587. This is an unsecured loan with an interest rate of 3%.

NOTE 6.  INCOME TAXES

As of December 31, 2001

Deferred tax assets:
Net operating tax carryforwards	$91,993
Other	-0-

Gross deferred tax assets	91,993
Valuation allowance	(91,993)

Net deferred tax assets	$ -0-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

F 9

INSULCRETE, INC.
(Formerly Sun Harbor Financial Resources, Inc.)
(A Development Stage Company)
Notes to Financial Statements
As of September 31, 2001

NOTE 7.  SCHEDULE OF NET OPERATING LOSSES

1993 Through 1995 Net Operating Loss	$ (52,645)
1996 Net Operating Loss	(165,212)
1997 Net Operating Loss	(7,670)
1998 Net Operating Loss	(4,444)
1999 Net Operating Loss	(7,577)
2000 Net Operating Loss	(4,911)
2001 Net Operating Loss	(36,369)

Net Operating Loss	$ (278,828)

As of December 31, 2001, the Company has a net operating loss carryforwards of approximately $278,828. Net operating loss carryforward expires twenty years from the date the loss was incurred.

NOTE 8.  STOCK TRANSACTIONS

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

As of December 31, 2001 the Company had 29,515,200 shares of common stock issued and outstanding.

NOTE 9.  STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2001:

•	Preferred stock, $ 0.01 par value: 5,000,000 shares authorized; 34,000 shares issued and outstanding.

•	Common stock, $ 0.01 par value: 30,000,000 shares authorized; 29,515,200 shares issued and outstanding

F 10