Form 10QSB
period 2002-03-31
SUN HARBOR FINANCIAL RESOURCES INC
filed 2005-07-26
CIK 841360

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2002
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

          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes          No   X

The number of shares outstanding of the Registrant's Common Stock as of March 31, 2002 was 29,465,200 shares.

Insulcrete, Inc.

TABLE OF CONTENTS

		Page Number

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Balance Sheets March 31, 2002 (unaudited) and December 31, 2001	F 1
	Consolidated Statements of Operations (unaudited) Three Months Ended March 31, 2002 (unaudited) and Three Months Ended March 31, 2001 (unaudited)	F 2
	Consolidated Statements of Cash Flows (unaudited) Three Months Ended March 31, 2002 and March 31, 2001	F 3
	Notes to Consolidated Financial Statements (unaudited)	F 4

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item 2A.	Factors That May Affect Future Results	13

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	15
Item 2.	Changes in Securities	15
Item 3.	Defaults Upon Senior Securities	15
Item 4.	Submission of Matters to a Vote of Security Holders	15
Item 5.	Other Information	15
Item 6.	Exhibits and Reports on Form 8-K	15

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

Item 1.  Financial Statements

INSULCRETE, INC. (Formerly Sun Harbor Resources, Inc.) (A Development Stage Company) Balance Sheets

	As of March 31, 2002	As of December 31, 2001

ASSETS
Current Assets
Cash	$3,360	$4,123

Total Current Assets	3,360	4,123

TOTAL ASSETS	$3,360	$4,123

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$5,000	$5,000
Accrued expenses	3,250	3,250

Total Current Liabilities	8,250	8,250

Long-Term Liabilities
Note payable - related party	72,662	71,587

Total Long-Term Liabilities	72,662	71,587

TOTAL LIABILITIES	80,912	79,837

Stockholders' Equity (Deficit)
Preferred stock, ($.01 par value, 5,000,000 shares authorized; 34,000 issued and outstanding as of March 31, 2002 and December 31, 2001, respectively)	340	340
Common stock ($.01 par value, 30,000,000 shares authorized; 29,515,200 shares issued and outstanding as of March 31, 2002 and December 31, 2001, respectively)	295,152	295,152
Additional paid-in capital	(92,378)	(92,378)
Deficit accumulated during development stage	(280,666)	(278,828)

Total Stockholders' Equity (Deficit)	(77,552)	(75,714)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$3,360	$4,123

See Notes to Financial Statements
F 1

INSULCRETE, INC. (Formerly Sun Harbor Resources, Inc.) (A Development Stage Company) Statements of Operations

	Three Months Ended March 31,		May 3, 1988 (inception) through March 31,
	2002	2001	2002

Revenues
Revenues	$-	$-	$-

Total Revenues	-	-	-

General & Administrative Expenses	763	1,752	283,892

Total General & Administrative Expenses	763	1,752	283,892

Other Income & (Expenses)
Other income	-	300	7,200
Interest expense	(1,075)	-	(3,974)

Total Other Income & (Expenses)	(1,075)	300	3,226

Net Loss	$(1,838)	$(1,452)	$(280,666)

Basic loss per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	29,515,200	29,515,200

Diluted Earnings (Loss) Per Share	$(0.00)	$(0.00)

Weighted average of diluted common shares outstanding	29,583,200	29,583,200

See Notes to Financial Statements
F 2

INSULCRETE, INC. (Formerly Sun Harbor Resources, Inc.) (A Development Stage Company) Statements of Cash Flows

	Three Months Ended March 31,		May 3, 1988 (inception) through March 31,
	2002	2001	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,838)	$(1,452)	$(280,666)
Amortization	-	18	-
(Increase) decrease in interest receivable	-	(300)	-
Increase (decrease) in accounts payable	-	-	5,000
Increase (decrease) in accrued expenses	-	188	3,250

Net cash provided by (used in) operating activities	(1,838)	(1,546)	(272,416)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	295,152
Proceeds from issuance of preferred stock	-	-	340
Proceeds from issuance of paid-in capital	-	-	(92,378)
Note payable - related party	1,075	800	72,662

Net cash provided by (used in) financing activities	1,075	800	275,776

Net increase (decrease) in cash	(763)	(746)	3,360

Cash at beginning of period	4,123	831	-

Cash at end of period	$3,360	$85	$3,360

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$-	$-	$-

Income taxes paid	$-	$-	$-

See Notes to Financial Statements
F 3

INSULCRETE, INC.
(Formerly Sun Harbor Financial Resources, Inc.)
(A Development Stage Company)
Notes to Financial Statements
As of March 31, 2002

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
As of March 31, 2002

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

NOTE 4.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $280,666 during the period from May 3, 1988 (inception) to March 31, 2002. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

F 5

INSULCRETE, INC.
(Formerly Sun Harbor Financial Resources, Inc.)
(A Development Stage Company)
Notes to Financial Statements
As of March 31, 2002

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

As of March 31. 2002 the Company has a note payable due to International Credit Bureau, Inc. (a related party) in the amount of $72,662. This is an unsecured loan with an interest rate of 3%.

NOTE 6.  INCOME TAXES

As of March 31, 2002

Deferred tax assets:
Net operating tax carryforwards	$92,476
Other	-0-

Gross deferred tax assets	92,476
Valuation allowance	(92,476)

Net deferred tax assets	$ -0-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

F 6

INSULCRETE, INC.
(Formerly Sun Harbor Financial Resources, Inc.)
(A Development Stage Company)
Notes to Financial Statements
As of March 31, 2002

NOTE 7.  SCHEDULE OF NET OPERATING LOSSES

1993 Through 1995 Net Operating Loss	$ (52,645)
1996 Net Operating Loss	(165,212)
1997 Net Operating Loss	(7,670)
1998 Net Operating Loss	(4,444)
1999 Net Operating Loss	(7,577)
2000 Net Operating Loss	(4,911)
2001 Net Operating Loss	(36,369)
2002 Net Operating Loss (three months)	(1,838)

Net Operating Loss	$ (280,666)

As of March 31, 2002, the Company has a net operating loss carryforwards of approximately $280,666. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

As of March 31, 2002 the Company had 29,515,200 shares of common stock issued and outstanding.

NOTE 9.  STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of March 31, 2002:

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

Three Month Periods Ended March 31, 2002 and March 31, 2001

During the first three months ending March 31, 2002, ("First Quarter 2002"), the Company recorded no sales revenues. During this period the Company had no business, assets, or operations. Similarly, during the first three months ending March 31, 2001 ("First Quarter 2001"), the Company recorded no sales revenues and again during First Quarter 2001, the Company had no business, assets, or operations.

During the First Quarter 2002, the Company did record $763 as general and administrative expense - these were expenses related to the maintenance of the Company's corporate charter, accounting, administrative, and related expenses. By comparison, during the First Quarter 2001, the Company incurred $1,752 as general and administrative expenses. The higher level of general and administrative expenses during the First Quarter 2001 was primarily due to efforts that the Company took to attend to the Company's files, books, and records.

During the First Quarter 2002, the Company had other income of $0 and interest expense of $1,075. By comparison, during the First Quarter 2001, the Company had $300 of other income and no interest expense. The interest expense incurred in the First Quarter 2002 was the result of a promissory note issued to International Credit Bureau, Inc. This note bears interest at 3%.

As a result, the Company had a Net Loss of $1,838 during the First Quarter 2002 compared to a Net Loss of $1,452 during the First Quarter 2001.

On a per share basis, the Net Loss during the First Quarter 2002 was $0 compared to First Quarter 2001 when the Net Loss Per Common Share was $0.

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

1.  Continued Operating Losses. The Company incurred significant losses during the twelve months ending December 31, 2001. There is no assurance that the Company's operations will be successful or that it will be profitable in the future.

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

(b) Reports on Form 8-K
No reports on Form 8-K were filed during the three months ended March 31, 2002.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant: Insulcrete, Inc.

Date: June 23, 2005

/s/ Lisa Norman Lisa Norman President, Chief Executive Officer Chief Financial Officer