Form 10KSB
period 2002-12-31
SUN HARBOR FINANCIAL RESOURCES INC
filed 2005-07-26
CIK 841360

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-KSB

(Mark One)
[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
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

          The aggregate market value of the voting stock held by non-affiliates (23,465,200 shares of Common Stock) was $0 as of March 18, 2003. The stock price for computation purposes was $0.00, based on the closing sale price for the Registrant's Common Stock on the non-OTC Pink Sheets on March 18, 2003. This value is not intended to be a representation as to the value or worth of the Registrant's shares of Common Stock. The number of shares of non-affiliates of the Registrant has been calculated by subtracting shares held by persons affiliated with the Registrant from outstanding shares. The number of shares outstanding of the Registrant's Common Stock as of December 31, 2003 was 29,465,200 shares

INSULCRETE, INC.

INDEX TO ANNUAL REPORT
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

Current Plan of Operation

The Company, pending the approval of its shareholders, will become a "clean public shell" and thereby seek to either merge with or acquire an operating company with operating history and assets or, in the alternative, the Company may undertake efforts to become involved in the residential housing industry. The exact form and nature of any investment or activity that the Company may undertake in the residential housing industry has not yet been determined. In the Company's current condition, the Securities and Exchange Commission has defined and designated our company as a"blind pool" and "blank check" company with all of the unfortunate aspects of that moniker.

If the Company does not successfully pursue some form of business in the residential housing industry, then the primary activity of the Company will likely involve seeking merger or acquisition candidates with whom it can either merge or acquire. The Company has not selected any company for acquisition or merger and does not intend to limit potential acquisition candidates to any particular field or industry, but does retain the right to limit acquisition or merger candidates, if it so chooses, to a particular field or industry. The Company's plans are in the conceptual stage only.

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

5.  No Trading Market for Common Stock.  The Company's Common Stock is not traded on any market and there is no present prospect that trading in the stock will re-occur at any time in the near future. Trading for the stock was, prior to 2000, only sporadic and there can be no assurance that a trading market will in fact develop. Even if a market does develop, it may not be sustained and, given the Company's lack of resources, there is a substantial likelihood that the Company's common stock will not to trade in any public market absent the Company receiving additional significant financial resources.

6.  Limited Facilities and Location & Qualified Financial Statements.  The Company presently maintains initial principal offices at the offices of its President. The office space is supplied at no cost. The Company pays its own charges for long distance telephone calls and other miscellaneous secretarial, photocopying and similar expenses. Further, the Company's auditor, Armando C. Ibarra, C.P.A., has expressed a qualification regarding the Company's to remain a "going concern." For these and other reasons, the Company's Common Stock is highly speculative.

7.  Lack of Revenues And Development Stage Company.  The Company faces all of the risks inherent in a new business. There is no information at this time upon which to base an assumption that its plans will either materialize or prove successful. The Company may or may not pursue any business in the residential housing industry. The Company's present business and plans have not been determined. There can be no assurance that any of the Company's business activities will result in any operating revenues or profits. Investors should be aware that they may lose all or substantially all of their investment.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The last meeting of the Company's shareholders was held on May 18, 1989. There were no matters submitted to a vote of shareholders during the fiscal year ending December 31, 2002.

PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

The Company's Common Stock is not traded in any known market. The Company believes, based on its limited investigation, that the trading of the Company's common stock ceased sometime in the year 2000.

	High ($)	Low ($)

2002

No Trading

2001

No Trading

The Company has followed the policy of reinvesting earnings in the business and, consequently, has not paid any cash dividends. At the present time, no change in this policy is under consideration by the Board of Directors. The payment of cash dividends in the future will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial requirements and condition, opportunities for reinvesting earnings, business conditions and other factors. The number of shareholders of record of Common Stock on March 18, 2003 was approximately 737.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

From the Company's incorporation in 1988 to June 30, 1995, the Company has offered mortgage banking and brokering, loan servicing and trustee services.

During the fiscal years ending December 31, 2001 and 2002, the Company had no assets or business operations.

Results of Operations

Fiscal Year Ending December 31, 2001 and Fiscal Year Ending December 31, 2002

Total Revenues for the year ended December 31, 2001 ("Fiscal 2001") were $0. The lack of revenues reflected the absence of any business activity by the Company during Fiscal 2001. By comparison, during the fiscal year ending December 31, 2002 ("Fiscal 2002"), the Company had $0 revenues as well. During Fiscal 2002, the Company similarly had no business activity.

General Administrative & Selling Expenses were $33,730 during Fiscal 2001 compared to $5,107 during Fiscal 2002. The decline of nearly 85% from Fiscal 2001 to Fiscal 2002 reflected management's actions in pursuing a deliberate strategy to reduce costs for overhead, management, and other administrative costs to the lowest possible minimum during Fiscal 2002.

During Fiscal 2001, the Company recorded $300 in Other Income from a note but, at the same time, the Company incurred $2,899 in Interest expense on monies borrowed from stockholders. By comparison, during Fiscal 2002, the Company recorded $4,575 in Interest Expense on monies borrowed from stockholders.

As a result, the Company recorded a Net Loss of $36,369 in Fiscal 2001 compared to a Net Loss of $9,682 in Fiscal 2002. The Company's Loss Per Share in Fiscal 2002 was $0.00 compared to a Loss Per Share of $0.00 in Fiscal 2001.

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

The Company's existence is entirely tenuous and uncertain. The Company's management believes that it will require at least $5,000 to $10,000 or more in financing per year to maintain its corporate existence and the Company has mot received any indication that such financing is or will become available.

Currently, the Company has obtained limited funding from International Credit Bureau, Inc. pursuant to a promissory note which provides for the payment of interest at 3%. However, there can be no assurance that the Company can continue to obtain future funding from International Credit Bureau, Inc. or any other financial source or if the Company obtains such funding, that it can be obtained on a reasonable cost basis.

Impact of Inflation

Inflation has not had a significant effect on the Company's operation during the three years ending December 31, 2002.

Item 7.  FINANCIAL STATEMENTS

The financial statements and related financial information required to be filed hereunder are indexed on page F-1 of this report and are incorporated herein by reference.

Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None during 2002.

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

Item 10.  Executive Compensation

The Company's Board of Directors has authorized the compensation of its officers with the following annual cash salaries:

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long-Term Compensation

Awards Payouts

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Other Annual Compen-sation ($) (e)*	Restricted Stock Awards (s) ($) (f)	Securities Underly-ing Options/ SARs (#) (g)	LTIP Payouts ($) (h)	All Other Compen-sation ($) (i)

Lisa Norman Chairman, President, and CEO, CFO	2000 2001 2002	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	0 0 0	$0 $0 $0	$0 $0 $0

Footnote:
* No other compensation was paid, accrued or received by any of the Company's officers or directors for any of the years shown.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding beneficial ownership as of December 31, 2002 of the Company's Common Stock, by any person who is known to the Company to be the beneficial owner of more than 5% of the Company's voting securities and by each Director and by Officers and Directors of the Company as a group. The Company has only one class of common stock. The percentages shown below are computed based on 29,515,200 shares of the Company's Common Stock outstanding as of December 31, 2002.

Name and Address	Number of shares	Percentage of class

Lisa Norman 1400 Norris Road Bakersfield, California 93308	6,000,000	20.33%

All Officers and Directors as a Group (1 person)	6,000,000	20.33%

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company entered in an agreement with International Credit Bureau, Inc., a company owned and controlled by a relative of Lisa Norman, the Company's Chairman, President, CEO, and Treasurer. Under the terms of the Agreement, the Company borrowed an aggregate of $83,143 as of March 31, 2003 as a promissory note issued to International Credit Bureau, Inc. The interest rate on the note is 3% and the note allows the Company to borrow funds, from time to time, to increase the principal amount of the note, as the parties mutually agree.

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

          (b)  Reports on Form 8-K filed during 2002.

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

INSULCRETE, INC.
(Formerly Sun Harbor Resources, Inc.)
(A Development Stage Company)
Index to Financial Information

Independent Auditors' Report	F 2
Consolidated Balance Sheets As of December 31, 2002	F 3
Consolidated Statements of Operations For the Year Ended December 31, 2002 and 2001	F 4
Statement of Changes in Stockholders/ Equity (Deficit) From May 3, 1988 (inception) through December 31, 2002	F 5
Consolidated Statements of Cash Flows (unaudited) For the Year Ended December 31, 2002 and 2001	F 6
Notes to Consolidated Financial Statements (unaudited)	F 7

F 1

A	C	I	ARMANDO C. IBARRA Certified Public Accountants A Professional Corporation

Armando C. Ibarra, C.P.A.	Members of the California Society of Certified Public Accountants
Armando Ibarra, Jr., C.P.A., JD	Members of the American Institute of Certified Public Accountants
Registered with the Public Company Accounting Oversight Board

To the Board of Directors of
Insulcrete, Inc.
(Formerly Sun Harbor Resources, Inc.)
(A Development Stage Company)

INDEPENDENT AUDITORS' REPORT

We have audited the accompanying balance sheets of Insulcrete, Inc. as of December 31, 2002 and 2001 and the related statement of operations, changes in stockholders' equity and cash flows for the years then ended and for the period of May 3, 1988 (inception) through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Insulcrete, Inc. as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended and for the period of May 3, 1988 (inception) through December 31, 2002 in conformity with U.S. generally accepted accounting principles.

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

/s/ Armando C. Ibarra
ARMANDO C. IBARRA, C.P.A. - APC

March 7, 2005
Chula Vista, California

371 "E" Street, Chula Vista, CA 91910
Tel: (619) 422-1348	Fax: (619) 422-1465

F 2

INSULCRETE, INC. (Formerly Sun Harbor Resources, Inc.) (A Development Stage Company) Balance Sheets

	As of December 31, 2002	As of December 31, 2001

ASSETS
Current Assets
Cash	$4,766	$4,123

Total Current Assets	4,766	4,123

TOTAL ASSETS	$4,766	$4,123

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$5,000	$5,000
Accrued expenses	3,250	3,250

Total Current Liabilities	8,250	8,250

Long-Term Liabilities
Note payable - related party	81,912	71,587

Total Long-Term Liabilities	81,912	71,587

TOTAL LIABILITIES	90,162	79,837

Stockholders' Equity (Deficit)
Preferred stock, ($.01 par value, 5,000,000 shares authorized; 34,000 issued and outstanding as of December 31, 2002 and 2001, respectively)	340	340
Common stock ($.01 par value, 30,000,000 shares authorized; 29,515,200 shares issued and outstanding as of December 31, 2002 and 2001, respectively)	295,152	295,152
Additional paid-in capital	(92,378)	(92,378)
Deficit accumulated during development stage	(288,510)	(278,828)

Total Stockholders' Equity (Deficit)	(85,396)	(75,714)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$4,766	$4,123

See Notes to Financial Statements
F 3

INSULCRETE, INC. (Formerly Sun Harbor Resources, Inc.) (A Development Stage Company) Statements of Operations

	Year Ended December 31,		May 3, 1988 (inception) through December 31,
	2002	2001	2002

Revenues
Revenues	$-	$-	$-

Total Revenues	-	-	-

General & Administrative Expenses	5,107	33,770	288,236

Total General & Administrative Expenses	5,107	33,770	288,236

Other Income & (Expenses)
Other income	-	300	7,200
Interest expense	(4,575)	(2,899)	(7,474)

Total Other Income & (Expenses)	(4,575)	(2,599)	(274)

Net Loss	$(9,682)	$(36,369)	$(288,510)

Basic loss per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	29,515,200	29,515,200

Diluted Earnings (Loss) Per Share	$(0.00)	$(0.00)

Weighted average of diluted common shares outstanding	29,583,200	29,583,200

See Notes to Financial Statements
F 4

INSULCRETE, INC. (Formerly Sun Harbor Resources, Inc.) (A Development Stage Company) Statement of Changes in Stockholders' Equity (Deficit) From May 3, 1988 (inception) through December 31, 2002

	Preferred Stock	Preferred Stock Amount	Common Stock	Common Stock Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total

Balance December 31, 1995	34,000	$340	29,515,200	$295,152	$(228,588)	$(52,645)	$14,259

Additional paid in capital					136,210		136,210

Net loss, December 31, 1996						(165,212)	(165,212)

Balance, December 31, 1996	34,000	340	29,515,200	295,152	(92,378)	(217,857)	(14,743)

Net loss, December 31, 1997						(7,670)	(7,670)

Balance, December 31, 1997	34,000	340	29,515,200	295,152	(92,378)	(225,527)	(22,413)

Net loss, December 31, 1998						(4,444)	(4,444)

Balance, December 31, 1998	34,000	340	29,515,200	295,152	(92,378)	(229,971)	(26,857)

Net loss, December 31, 1999						(7,577)	(7,577)

Balance, December 31, 1999	34,000	340	29,515,200	295,152	(92,378)	(237,548)	(34,434)

Net loss, December 31, 2000						(4,911)	(4,911)

Balance, December 31, 2000	34,000	340	29,515,200	295,152	(92,378)	(242,459)	(39,345)

Net Income, December 31, 2001						(36,369)	(36,369)

Balance, December 31, 2001	34,000	$340	29,515,200	$295,152	$(92,378)	$(278,828)	$(75,714)

Net Income, December 31, 2002						(9,682)	(9,682)

Balance, December 31, 2002	34,000	$340	29,515,200	$295,152	$(92,378)	$(288,510)	$(85,396)

See Notes to Financial Statements
F 5

INSULCRETE, INC. (Formerly Sun Harbor Resources, Inc.) (A Development Stage Company) Statements of Cash Flows

	Year Ended December 31,		May 3, 1988 (inception) through December 31,
	2002	2001	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(9,682)	$(36,369)	$(288,510)
Amortization	-	(375)	-
(Increase) decrease in note receivable	-	15,000	-
(Increase) decrease in organization costs	-	900	-
(Increase) decrease in interest receivable	-	6,900	-
Increase (decrease) in accounts payable	-	-	5,000
Increase (decrease) in accrued expenses	-	187	3,250

Net cash provided by (used in) operating activities	(9,682)	(13,757)	(280,260)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	295,152
Proceeds from issuance of preferred stock	-	-	340
Proceeds from issuance of paid-in capital	-	-	(92,378)
Note payable - related party	10,325	17,049	81,912

Net cash provided by (used in) financing activities	10,325	17,049	285,026

Net increase (decrease) in cash	643	3,292	4,766

Cash at beginning of period	4,123	831	-

Cash at end of period	$4,766	$4,123	$4,766

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$4,575	$2,899

Income taxes paid	$-	$-

See Notes to Financial Statements
F 6

INSULCRETE, INC.
(Formerly Sun Harbor Financial Resources, Inc.)
(A Development Stage Company)
Notes to Financial Statements
As of December 31, 2002

NOTE 1.  ORGANIZATION AND DESCRIPTION OF BUSINESS

Insulcrete, Inc (the Company) was incorporated under the laws of the State of Delaware on May 3, 1988. The Company has limited operations and in accordance with SFAS #7, the Company is considered a development stage company.

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
As of December 31, 2002

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

NOTE 4.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $288,510 during the period from May 3, 1988 (inception) to December 31, 2002. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

F 8

INSULCRETE, INC.
(Formerly Sun Harbor Financial Resources, Inc.)
(A Development Stage Company)
Notes to Financial Statements
As of December 31, 2002

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

As of December 31, 2002 the Company has a note payable due to International Credit Bureau, Inc. (a related party) in the amount of 81,912. This is an unsecured loan with an interest rate of 3%.

NOTE 6.  INCOME TAXES

As of December 31, 2002

Deferred tax assets:
Net operating tax carryforwards	$95,769
Other	-0-

Gross deferred tax assets	95,769
Valuation allowance	(95,769)

Net deferred tax assets	$ -0-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

F 9

INSULCRETE, INC.
(Formerly Sun Harbor Financial Resources, Inc.)
(A Development Stage Company)
Notes to Financial Statements
As of September 31, 2002

NOTE 7.  SCHEDULE OF NET OPERATING LOSSES

1993 Through 1995 Net Operating Loss	$ (52,645)
1996 Net Operating Loss	(165,212)
1997 Net Operating Loss	(7,670)
1998 Net Operating Loss	(4,444)
1999 Net Operating Loss	(7,577)
2000 Net Operating Loss	(4,911)
2001 Net Operating Loss	(36,369)
2002 Net Operating Loss	(9,682)

Net Operating Loss	$ (288,510)

As of December 31, 2002, the Company has a net operating loss carryforwards of approximately $288,510. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

As of December 31, 2002 the Company had 29,515,200 shares of common stock issued and outstanding.

NOTE 9.  STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2002:

•	Preferred stock, $ 0.01 par value: 5,000,000 shares authorized; 34,000 shares issued and outstanding.

•	Common stock, $ 0.01 par value: 30,000,000 shares authorized; 29,515,200 shares issued and outstanding

F 10