Form 10KSB
period 2003-12-31
SUN HARBOR FINANCIAL RESOURCES INC
filed 2005-07-26
CIK 841360

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-KSB

(Mark One)
[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
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

MATTER OF FORWARD-LOOKING STATEMENTS

THIS FORM 10-KSB CONTAINS "FORWARD-LOOKING STATEMENTS" THAT CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING WORDS SUCH AS "BELIEVES," "EXPECTS," "MAY," "WILL," "SHOULD," OR "ANTICIPATES," OR THE NEGATIVE OF THESE WORDS OR OTHER VARIATIONS OF THESE WORDS OR COMPARABLE WORDS, OR BY DISCUSSIONS OF PLANS OR STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. MANAGEMENT WISHES TO CAUTION THE READER THAT THESE FORWARD-LOOKING STATEMENTS, INCLUDING, BUT NOT LIMITED TO, STATEMENTS REGARDING THE COMPANY'S MARKETING PLANS, GOALS, COMPETITIVE AND TECHNOLOGY TRENDS AND OTHER MATTERS THAT ARE NOT HISTORICAL FACTS ARE ONLY PREDICTIONS. NO ASSURANCES CAN BE GIVEN THAT SUCH PREDICTIONS WILL PROVE CORRECT OR THAT THE ANTICIPATED FUTURE RESULTS WILL BE ACHIEVED. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY EITHER BECAUSE ONE OR MORE PREDICTIONS PROVE TO BE ERRONEOUS OR AS A RESULT OF OTHER RISKS FACING THE COMPANY. FORWARD-LOOKING STATEMENTS SHOULD BE READ IN LIGHT OF THE CAUTIONARY STATEMENTS AND IMPORTANT FACTORS DESCRIBED IN THIS FORM 10-KSB FOR INSULCRETE, INC., INCLUDING, BUT NOT LIMITED TO "THE FACTORS THAT MAY AFFECT FUTURE RESULTS" SHOWN AS ITEM 1A AND IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. THE RISKS INCLUDE, BUT ARE NOT LIMITED TO, THE RISKS ASSOCIATED WITH AN EARLY-STAGE COMPANY THAT HAS ONLY A LIMITED HISTORY OF OPERATIONS, THE COMPARATIVELY LIMITED FINANCIAL RESOURCES OF THE COMPANY, THE INTENSE COMPETITION THE COMPANY FACES FROM OTHER ESTABLISHED COMPETITORS, TECHNOLOGICAL CHANGES THAT MAY LIMIT THE ABILITY OF THE COMPANY TO MARKET AND SELL ITS PRODUCTS AND SERVICES OR ADVERSELY IMPACT THE PRICING OF THESE PRODUCTS AND SERVICES, AND MANAGEMENT THAT HAS ONLY LIMITED EXPERIENCE IN DEVELOPING SYSTEMS AND MANAGEMENT PRACTICES. ANY ONE OR MORE OF THESE OR OTHER RISKS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FUTURE RESULTS INDICATED, EXPRESSED, OR IMPLIED IN SUCH FORWARD-LOOKING STATEMENTS. WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT TO REFLECT EVENTS, CIRCUMSTANCES, OR NEW INFORMATION AFTER THE DATE OF THIS FORM 10-KSB OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED OR OTHER SUBSEQUENT EVENTS.

Item 1.  DESCRIPTION OF BUSINESS

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

The change in the Company's name to Insulcrete, Inc. was undertaken in anticipation that the Company may undertake efforts to become active in the residential housing industry. The Company did not, during the fiscal year ending December 31, 2003 or earlier undertake further efforts to enter the residential housing industry but the Company continues to explore possible opportunities in this area.

The "Company", as used herein, refers to the consolidated entity unless otherwise noted.

Business Services Prior to June 30, 1995

Prior to June 30, 1995 and subject to approval of the Company's shareholders, Company has had three wholly-owned subsidiary corporations, Sun Harbor Mortgage, Inc. ("SHMI"), Peninsula Funding Corporation ("PFC") and Sun Harbor Leasing, Inc. ("SHLI"). SHMI, PFC and SHLI are California corporations. SHMI is a Mortgage Banking and Brokerage firm, PFC is a Trustee corporation and SHLI offers vehicle leasing services. Through its operating subsidiaries, the Company had seven business services: (1) Equity Lending; (2) Loan Servicing (3) Residential Mortgage Banking Services; (4) Commercial Loan Brokering Services; (5) Reconveyance and Trustee Fee Services; (6) Escrow Services; and (7) Vehicle Leasing Services.

Current Plan of Operation

The Company may undertake efforts to become involved in the residential housing industry or, otherwise remain, pending the approval of its shareholders, a "clean public shell" and thereby seek to either merge with or acquire an operating company with operating history and assets or, in the alternative, the Company may undertake efforts to become involved in the residential housing industry. The exact form and nature of any investment or activity that the Company may undertake in the residential housing industry has not yet been determined. In the Company's current condition, the Securities and Exchange Commission has defined and designated our company as a "blind pool" and "blank check" company with all of the unfortunate aspects of that moniker.

If the Company does not successfully pursue some form of business in the residential housing industry, then the primary activity of the Company will likely involve seeking merger or acquisition candidates with whom it can either merge or acquire. The Company has not selected any company for acquisition or merger and does not intend to limit potential acquisition candidates to any particular field or industry, but does retain the right to limit acquisition or merger candidates, if it so chooses, to a particular field or industry. The Company's plans are in the conceptual stage only and the Company may or may not pursue any investments or business activity in the residential housing industry.

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

Management anticipates that it will only participate in one potential business venture which may or may not involve the residential housing industry. This lack of diversification should be considered a substantial risk in investing in the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

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

3.  Reliance Upon One Officer; Limited Time to Devote to Company Business.  The Company is dependent upon the personal efforts and abilities of its sole officer and director, who devotes only limited time to the affairs of the Company. She has certain business experience but has almost no experience in acquisition or merger activities. The officer and director has not agreed to expend any specific amount of time on behalf of the Company, but will devote such time as necessary to identify and consummate a merger or acquisition.

4.  Auditor's Opinion:  Going Concern.  The Company's independent auditors, Armando C. Ibarra, CPA, P.C., have expressed substantial doubt about the Company's ability to continue as a going concern since the Company is an early-stage company and there exists only a limited history of operations.

5.  Limited Financial Resources And Need for Additional Financing.  The Company's financial resources are minimal. The Company needs to obtain additional financing from the sale of the Company's Common Stock, Debt, or some combination thereof in order to undertake further business plans. The Company's ability to operate as a going concern is contingent upon its receipt of additional financing through private placements or by loans. The Company has entered into an agreement and received funds from International Credit Bureau, Inc., a related party, as a loan from International Credit Bureau, Inc. However, there can be no assurance that the Company will continue to obtain funds from International Credit Bureau, Inc. in the future. The Company's business may require additional funds in the future. There can be no assurance that if additional funds are required they will be available, or, if available, that they can be obtained on terms satisfactory to Management. In the event the Company elects to issue stock to raise additional capital, any rights or privileges attached to such stock may either (i) dilute the percentage of ownership of the already issued common shares or (ii) dilute the value of such shares. No rights or privileges have been assigned to the stock and any such rights and privileges will be at the total discretion of the Board of Directors of the Company. There can be no guarantee that the Company will be able to obtain additional financing, or if successful, that it will be able to do so on terms that are reasonable in light of current market conditions.

6.  No Existing Trading Market for Common Stock.  The Company's Common Stock is currently not traded in any market. If any trading were to commence in the near future (a highly unlikely event) such trading would be limited to the non-OTC Pink Sheets. In prior years trading for the stock was sporadic and there was only a limited market for the Company's Common Stock. At the present time, there is no public market for the Company's Common Stock, and there can be no assurance that a market will in fact develop. Even if a market does develop, it may not be sustained and, given the Company's lack of resources, there is a substantial likelihood that the Company's common stock will not to trade in any public market absent the Company receiving additional significant financial resources.

7.  Limited Facilities and Location.  The Company presently maintains initial principal offices at the offices of its President. The office space is supplied at no cost. The Company pays its own charges for long distance telephone calls and other miscellaneous secretarial, photocopying and similar expenses.

8.  Lack of Revenues And Development Stage Company.  The Company faces all of the risks inherent in a new business. There is no information at this time upon which to base an assumption that its plans will either materialize or prove successful. The Company may or may not pursue any business in the residential housing industry. The Company's present business and plans have not been determined. There can be no assurance that any of the Company's business activities will result in any operating revenues or profits. Investors should be aware that they may lose all or substantially all of their investment.

9.  Lack of Dividends & Obligations to International Credit Bureau, Inc.  The company has not paid dividends and does not contemplate paying dividends in the foreseeable future. The Company, as of March 31, 2003, owed International Credit Bureau, Inc., the sum of $83,143 under the terms of a promissory note that bears interest at 3%. The obligations under this Note are significantly greater than the current financial resources of the Company and there can be no assurance that the Company will have or obtain the ability to pay these obligations.

10.  Competition.  The Company is an insignificant participant among firms which engage in business combinations with, or financing of, development stage enterprises. There are many established management and financial consulting companies and venture capital firms which have significantly greater financial and personnel resources, technical expertise and experience than the Company. In view of the Company's limited financial resources and management availability, the Company will continue to be at significant competitive disadvantage vis-avis the Company's competitors.

11.  Regulation & Taxes.  The Investment Company Act of 1940 defines an "investment company" as an issuer which is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading of securities. While the Company does not intend to engage in such activities, the Company could become subject to regulation under the Investment Company Act of 1940 in the event the Company obtains or continues to hold a minority interest in a number of development stage enterprises. The Company could be expected to incur significant registration and compliance costs if required to register under the Investment Company Act of 1940. Accordingly, management will continue to review the Company's activities from time to time with a view toward reducing the likelihood the Company could be classified as an "investment company." The Company intends to structure a merger or acquisition in such manner as to minimize Federal and State tax consequences to the Company and to any target company.

12.  Possible Rule 144 Stock Sales.  A total of 28,470,000 shares of the Company's outstanding Common Stock are "restricted securities" and may be sold only in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration. Rule 144 provides that a person holding restricted securities for a period of two years may thereafter sell in brokerage transactions, an amount not exceeding in any three month period the greater of either (i) 1% of the Company's outstanding Common Stock, or (ii) the average weekly trading volume during a period of four calendar weeks immediate preceding any sale. Persons who are not affiliated with the Company and who have held their restricted securities for at least three years are not subject to the volume limitation. Possible or actual sales of the Company's Common Stock by present shareholders under Rule 144 may have a depressive effect on the price of the Company's Common Stock in any market which may develop.

13.  Risks of Low Priced Stocks.  Currently, the Company's common stock is not trading in any market and there is no certain prospect that the Company's common stock will regain any trading in any organized market. In the past, the Company's common stock had only limited and sporadic trading in the so-called "pink sheets," and before that, on the NASD's "Electronic Bulletin Board." As a result and due to the absence of a market, a shareholder may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the Company's securities. In the absence of a security being quoted on NASDAQ, or the Company having $2,000,000 in net tangible assets, trading in the Common Stock is covered by Rule 3a51-1 promulgated under the Securities Exchange Act of 1934 for non-NASDAQ and non-exchange listed securities. Under such rule, broker/dealers who recommend such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse) must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The last meeting of the Company's shareholders was held on May 18, 1989. There were no matters submitted to a vote of shareholders during the fiscal year ending December 31, 2003.

PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

The Company's Common Stock is not traded on any market and the Company believes that there has been no trading in the stock since the year 2000. Further, the Company believes that there is no clear prospect that trading in the Company's common stock will suddenly re-occur. Further, should any market or trading activity commence, it is unlikely that any liquid trading market will evolve for the reasons stated in Section 1.A. of this Form 10-KSB. For these and other reasons, the Company's Common Stock must be viewed as a highly speculative and extremely risky investment and an investor should be willing to loose all or substantially all of their investment. The Company's Common Stock is not an investment that is suitable for any investor who seeks to preserve the principal value of their investment or who seeks a safe and secure investment.

	High ($)	Low ($)

2003
No Trading

2002
No Trading

The Company has followed the policy of reinvesting earnings in the business and, consequently, has not paid any cash dividends. At the present time, no change in this policy is under consideration by the Board of Directors. The payment of cash dividends in the future will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial requirements and condition, opportunities for reinvesting earnings, business conditions and other factors. The number of shareholders of record of Common Stock on March 10, 2004 was approximately 737.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

From the Company's incorporation in 1988 to June 30, 1995, the Company has offered mortgage banking and brokering, loan servicing and trustee services.

During the fiscal years ending December 31, 2002 and 2003, the Company had no assets or business operations.

Results of Operations

Fiscal Year Ending December 31, 2002 and Fiscal Year Ending December 31, 2003

Total Revenues for the year ended December 31, 2002 ("Fiscal 2002") were $0. The lack of revenues reflected the absence of any business activity by the Company during Fiscal 2002. By comparison, during the fiscal year ending December 31, 2003 ("Fiscal 2003"), the Company had $0 revenues as well. During Fiscal 2003, the Company similarly had no business activity.

General Administrative & Selling Expenses were $5,107 during Fiscal 2002 compared to $4,361 during Fiscal 2003. The decline from Fiscal 2002 to Fiscal 2003 reflected management's actions in pursuing a deliberate strategy to reduce costs for overhead, management, and other administrative costs to the lowest possible minimum during Fiscal 2003.

During Fiscal 2002 and Fiscal 2003, the Company had no other expenses. As a result, the Company recorded a Net Loss of $5,107 in Fiscal 2002 compared to a Net Loss of $4,361 in Fiscal 2003. The Company's Loss Per Share in Fiscal 2002 was $0.00 compared to a Loss Per Share of $0.00 in Fiscal 2003.

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

The Company's existence is entirely tenuous and uncertain. The Company's management believes that it will likely require approximately $5,000 to $10,000 in financing per year to maintain its corporate existence and the Company has mot received any indication that such financing is or will become available except that, currently, the Company has obtained and relies upon funding of $83,143 (as of March 31, 2003) from International Credit Bureau, Inc. ("ICBI") under the terms of a promissory note that bears interest at 3%. The arrangement and note issued to ICBI is a transaction with a related party and there can be no assurance that the Company will continue to obtain funds from ICBI in the future.

Impact of Inflation

Inflation has not had a significant effect on the Company's operation during the three years ending December 31, 2003.

Recent Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 146 - Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 provides guidance on the recognition and measurement of liabilities associated with exit or disposal activities. Under SFAS No. 146, liabilities or costs associated with exit or disposal activities should be recognized when the liabilities are incurred and measured at fair value. This statement is effective prospectively for exit or disposal activities initiated after December 31, 2002. The adoption is not expected to have a material effect on the Company's results of operation or financial condition.

In November 2002, the FASB issued FASB issued FASB Interpretation No. 45 ("FIN 45"), -- Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a rollforward of the entity's product warranty liabilities. The Company will apply the recognition provisions of FIN 45 prospectively to guarantees issued after December 31, 2002. The disclosure provisions of FIN 45 are effective for, and are reflected in, the 2002 financial statements. The adoption of FIN 45 is not expected to have a material effect on the Company's results of operation or financial condition.

In November 2002, the Emerging Issues Task Force (EITF) issued Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." This Issue addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting. EITF Issue No. 00-21 will be effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003 or the Company may elect to report the change in accounting as a cumulative-effect adjustment. The Company is reviewing EITF Issue No. 00-21 and has not yet determined the impact that this issue will have on its operating results and financial condition.

Item 7.  FINANCIAL STATEMENTS

The financial statements and related financial information required to be filed hereunder are indexed on page F-1 of this report and are incorporated herein by reference.

Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None during 2003.

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

The Company is required to identify Covered Persons that the Company knows have failed to file or filed late Section 16(a) reports during the previous fiscal year. To the Company's knowledge, the following Covered Persons during the fiscal year ended December 31, 2003 failed to file on a timely basis reports required by Section 16(a) of the Exchange Act:

Name	Position	Number of Reports Not Filed on a Timely Basis(1)
Lisa Norman	President, Chairman of the Board, CEO, CFO	Form 3; Form 5

          (1)To the Company's knowledge, based solely on a review of the copies of the reports furnished to the Company by such persons in the fiscal year ended December 31, 2003, such persons have subsequently filed the reports required by Section 16(a) of the Exchange Act.

Item 10.  Executive Compensation

The Company's Board of Directors has authorized the compensation of its officers with the following annual cash salaries:

		Annual Compensation			Long-Term Compensation

Awards Payouts

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Other Annual Compen-sation ($) (e)*	Restricted Stock Awards (s) ($) (f)	Securities Underly-ing Options/ SARs (#) (g)	LTIP Payouts ($) (h)	All Other Compen-sation ($) (i)

Lisa Norman Chairman, President, and CEO, CFO	2001 2002 2003	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	0 0 0	$0 $0 $0	$0 $0 $0

Footnote:
* No other compensation was paid, accrued or received by any of the Company's officers or directors for any of the years shown.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding beneficial ownership as of December 31, 2003 of the Company's Common Stock, by any person who is known to the Company to be the beneficial owner of more than 5% of the Company's voting securities and by each Director and by Officers and Directors of the Company as a group. The Company has only one class of common stock. The percentages shown below are computed based on 29,515,200 shares of the Company's Common Stock outstanding as of December 31, 2003.

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

          (b)  Reports on Form 8-K filed during 2003.

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

INSULCRETE, INC.
(Formerly Sun Harbor Resources, Inc.)
(A Development Stage Company)
Index to Financial Information

Independent Auditors' Report	F 2
Consolidated Balance Sheets As of December 31, 2003 and 2002	F 3
Consolidated Statements of Operations For the Year Ended December 31, 2003 and 2002	F 4
Statement of Changes in Stockholders/ Equity (Deficit) From May 3, 1988 (inception) through December 31, 2003	F 5
Consolidated Statements of Cash Flows (unaudited) For the Year Ended December 31, 2003 and 2002	F 6
Notes to Consolidated Financial Statements (unaudited)	F 7

F 1

A	C	I	ARMANDO C. IBARRA Certified Public Accountants A Professional Corporation

Armando C. Ibarra, C.P.A.	Members of the California Society of Certified Public Accountants
Armando Ibarra, Jr., C.P.A., JD	Members of the American Institute of Certified Public Accountants
Registered with the Public Company Accounting Oversight Board

To the Board of Directors of
Insulcrete, Inc.
(Formerly Sun Harbor Resources, Inc.)
(A Development Stage Company)

INDEPENDENT AUDITORS' REPORT

We have audited the accompanying balance sheets of Insulcrete, Inc. as of December 31, 2003 and 2002 and the related statement of operations, changes in stockholders' equity and cash flows for the years then ended and for the period of May 3, 1988 (inception) through December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Insulcrete, Inc. as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended and for the period of May 3, 1988 (inception) through December 31, 2003 in conformity with U.S. generally accepted accounting principles.

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

/s/ Armando C. Ibarra
ARMANDO C. IBARRA, C.P.A. - APC

March 7, 2005
Chula Vista, California

371 "E" Street, Chula Vista, CA 91910
Tel: (619) 422-1348	Fax: (619) 422-1465

F 2

INSULCRETE, INC. (Formerly Sun Harbor Resources, Inc.) (A Development Stage Company) Balance Sheets

	As of December 31, 2003	As of December 31, 2002

ASSETS
Current Assets
Cash	$405	$4,766

Total Current Assets	405	4,766

TOTAL ASSETS	$405	$4,766

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$5,000	$5,000
Accrued expenses	3,250	3,250

Total Current Liabilities	8,250	8,250

Long-Term Liabilities
Note payable - related party	86,965	81,912

Total Long-Term Liabilities	86,965	81,912

TOTAL LIABILITIES	95,215	90,162

Stockholders' Equity (Deficit)
Preferred stock, ($.01 par value, 5,000,000 shares authorized; 34,000 issued and outstanding as of December 31, 2003 and 2002, respectively)	340	340
Common stock ($.01 par value, 30,000,000 shares authorized; 29,515,200 shares issued and outstanding as of December 31, 2003 and 2002, respectively)	295,152	295,152
Additional paid-in capital	(92,378)	(92,378)
Deficit accumulated during development stage	(297,924)	(288,510)

Total Stockholders' Equity (Deficit)	(94,810)	(85,396)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$405	$4,766

See Notes to Financial Statements
F 3

INSULCRETE, INC. (Formerly Sun Harbor Resources, Inc.) (A Development Stage Company) Statements of Operations

	Year Ended December 31,		May 3, 1988 (inception) through December 31,
	2003	2002	2003

Revenues
Revenues	$-	$-	$-

Total Revenues	-	-	-

General & Administrative Expenses	4,361	5,107	292,597

Total General & Administrative Expenses	4,361	5,107	292,597

Other Income & (Expenses)
Other income	-	-	7,200
Interest expense	(5,053)	(4,575)	(12,527)

Total Other Income & (Expenses)	(5,053)	(4,575)	(5,327)

Net Loss	$(9,414)	$(9,682)	$(297,924)

Basic loss per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	29,515,200	29,515,200

Diluted Earnings (Loss) Per Share	$(0.00)	$(0.00)

Weighted average of diluted common shares outstanding	29,583,200	29,583,200

See Notes to Financial Statements
F 4

INSULCRETE, INC. (Formerly Sun Harbor Resources, Inc.) (A Development Stage Company) Statement of Changes in Stockholders' Equity (Deficit) From May 3, 1988 (inception) through December 31, 2003

	Preferred Stock	Preferred Stock Amount	Common Stock	Common Stock Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total

Balance December 31, 1995	34,000	$340	29,515,200	$295,152	$(228,588)	$(52,645)	$14,259

Additional paid in capital					136,210		136,210

Net loss, December 31, 1996						(165,212)	(165,212)

Balance, December 31, 1996	34,000	340	29,515,200	295,152	(92,378)	(217,857)	(14,743)

Net loss, December 31, 1997						(7,670)	(7,670)

Balance, December 31, 1997	34,000	340	29,515,200	295,152	(92,378)	(225,527)	(22,413)

Net loss, December 31, 1998						(4,444)	(4,444)

Balance, December 31, 1998	34,000	340	29,515,200	295,152	(92,378)	(229,971)	(26,857)

Net loss, December 31, 1999						(7,577)	(7,577)

Balance, December 31, 1999	34,000	340	29,515,200	295,152	(92,378)	(237,548)	(34,434)

Net loss, December 31, 2000						(4,911)	(4,911)

Balance, December 31, 2000	34,000	340	29,515,200	295,152	(92,378)	(242,459)	(39,345)

Net Income, December 31, 2001						(36,369)	(36,369)

Balance, December 31, 2001	34,000	$340	29,515,200	$295,152	$(92,378)	$(278,828)	$(75,714)

Net Income, December 31, 2002						(9,682)	(9,682)

Balance, December 31, 2002	34,000	$340	29,515,200	$295,152	$(92,378)	$(288,510)	$(85,396)

Net Income, December 31, 2003						(9,414)	(9,414)

Balance, December 31, 2003	34,000	$340	29,515,200	$295,152	$(92,378)	$(297,924)	$(94,810)

See Notes to Financial Statements
F 5

INSULCRETE, INC. (Formerly Sun Harbor Resources, Inc.) (A Development Stage Company) Statements of Cash Flows

	Year Ended December 31,		May 3, 1988 (inception) through December 31,
	2003	2002	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(9,414)	$(9,682)	$(297,924)
Increase (decrease) in accounts payable	-	-	5,000
Increase (decrease) in accrued expenses	-	-	3,250

Net cash provided by (used in) operating activities	(9,414)	(9,682)	(289,674)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	295,152
Proceeds from issuance of preferred stock	-	-	340
Proceeds from issuance of paid-in capital	-	-	(92,378)
Note payable - related party	5,053	10,325	86,965

Net cash provided by (used in) financing activities	5,053	10,325	290,079

Net increase (decrease) in cash	(4,361)	643	405

Cash at beginning of period	4,766	4,123	-

Cash at end of period	$405	$4,766	$405

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$5,053	$4,575

Income taxes paid	$-	$-

See Notes to Financial Statements
F 6

INSULCRETE, INC.
(Formerly Sun Harbor Financial Resources, Inc.)
(A Development Stage Company)
Notes to Financial Statements
As of December 31, 2003

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
As of December 31, 2003

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

NOTE 4.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $297,924 during the period from May 3, 1988 (inception) to December 31, 2003. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

F 8

INSULCRETE, INC.
(Formerly Sun Harbor Financial Resources, Inc.)
(A Development Stage Company)
Notes to Financial Statements
As of December 31, 2003

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

As of December 31, 2003 the Company has a note payable due to International Credit Bureau, Inc. (a related party) in the amount of $86,965. This is an unsecured loan with an interest rate of 3%.

NOTE 6.  INCOME TAXES

As of December 31, 2003

Deferred tax assets:
Net operating tax carryforwards	$99,440
Other	-0-

Gross deferred tax assets	99,440
Valuation allowance	(99,440)

Net deferred tax assets	$ -0-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

F 9

INSULCRETE, INC.
(Formerly Sun Harbor Financial Resources, Inc.)
(A Development Stage Company)
Notes to Financial Statements
As of September 31, 2003

NOTE 7.  SCHEDULE OF NET OPERATING LOSSES

1993 Through 1995 Net Operating Loss	$ (52,645)
1996 Net Operating Loss	(165,212)
1997 Net Operating Loss	(7,670)
1998 Net Operating Loss	(4,444)
1999 Net Operating Loss	(7,577)
2000 Net Operating Loss	(4,911)
2001 Net Operating Loss	(36,369)
2002 Net Operating Loss	(9,682)
2003 Net Operating Loss	(9,414)

Net Operating Loss	$ (297,924)

As of December 31, 2003, the Company has a net operating loss carryforwards of approximately $297,924. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

As of December 31, 2003 the Company had 29,515,200 shares of common stock issued and outstanding.

NOTE 9.  STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2003:

•	Preferred stock, $ 0.01 par value: 5,000,000 shares authorized; 34,000 shares issued and outstanding.

•	Common stock, $ 0.01 par value: 30,000,000 shares authorized; 29,515,200 shares issued and outstanding

F 10