Form 10KSB
period 2004-12-31
SUN HARBOR FINANCIAL RESOURCES INC
filed 2005-07-26
CIK 841360

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-KSB

(Mark One)
[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
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

          The aggregate market value of the voting stock held by non-affiliates (23,465,200 shares of Common Stock) was $0 as of March 18, 2004. The stock price for computation purposes was $0.00, based on the closing sale price for the Registrant's Common Stock on the non-OTC Pink Sheets on March 18, 2005. This value is not intended to be a representation as to the value or worth of the Registrant's shares of Common Stock. The number of shares of non-affiliates of the Registrant has been calculated by subtracting shares held by persons affiliated with the Registrant from outstanding shares. The number of shares outstanding of the Registrant's Common Stock as of December 31, 2004 was 29,465,200 shares.

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

5.  Limited Financial Resources And Need for Additional Financing & Transactions with ICBI.  The Company's financial resources are minimal. The Company needs to obtain additional financing from the sale of the Company's Common Stock, Debt, or some combination thereof in order to undertake further business plans. The Company's ability to operate as a going concern is contingent upon its receipt of additional financing through private placements or by loans. The Company has entered into an agreement and received funds (totaling $202,752 as of December 31, 2004) from International Credit Bureau, Inc., a related party, as a loan from International Credit Bureau, Inc. ("ICBI"). However, there can be no assurance that the Company will continue to obtain funds from International Credit Bureau, Inc. in the future. Moreover, the transactions with ICBI may be viewed as transactions that are the product of a conflict of interest. A conflict of interest arises whenever a person has an interest on both sides of a transaction. While the Company believes that the transaction ICBI were fair and reasonable and likely at no more costs than that which the Company would obtain from an independent, unrelated third party, there can be no guarantee of that. The Company's business may require additional funds in the future. There can be no assurance that if additional funds are required they will be available, or, if available, that they can be obtained on terms satisfactory to Management. In the event the Company elects to issue stock to raise additional capital, any rights or privileges attached to such stock may either (i) dilute the percentage of ownership of the already issued common shares or (ii) dilute the value of such shares. No rights or privileges have been assigned to the stock and any such rights and privileges will be at the total discretion of the Board of Directors of the Company. There can be no guarantee that the Company will be able to obtain additional financing, or if successful, that it will be able to do so on terms that are reasonable in light of current market conditions.

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

9.  Lack of Dividends & Obligations to International Credit Bureau, Inc.  The company has not paid dividends and does not contemplate paying dividends in the foreseeable future. The Company, as of December 31, 2004, owed International Credit Bureau, Inc., the sum of $202,752 under the terms of a promissory note that bears interest at 3%. The obligations under this Note are significantly greater than the current financial resources of the Company and there can be no assurance that the Company will have or obtain the ability to pay these obligations.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The last meeting of the Company's shareholders was held on May 18, 1989. There were no matters submitted to a vote of shareholders during the fiscal year ending December 31, 2004.

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

2003
No Trading

2004
No Trading

The Company has followed the policy of reinvesting earnings in the business and, consequently, has not paid any cash dividends. At the present time, no change in this policy is under consideration by the Board of Directors. The payment of cash dividends in the future will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial requirements and condition, opportunities for reinvesting earnings, business conditions and other factors. The number of shareholders of record of Common Stock on March 10, 2005was approximately 737.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

From the Company's incorporation in 1988 to June 30, 1995, the Company has offered mortgage banking and brokering, loan servicing and trustee services.

During the fiscal years ending December 31, 2003 and 2004, the Company had no assets or business operations.

Results of Operations

Fiscal Year Ending December 31, 2003 and Fiscal Year Ending December 31, 2004

Total Revenues for the year ended December 31, 2003 ("Fiscal 2003") were $0. The lack of revenues reflected the absence of any business activity by the Company during Fiscal 2003. By comparison, during the fiscal year ending December 31, 2004 ("Fiscal 2004"), the Company had $0 revenues as well. During Fiscal 2004, the Company similarly had no business activity.

General Administrative & Selling Expenses were $4,361 during Fiscal 2003 compared to $15,829 during Fiscal 2004. The increase from Fiscal 2003 to Fiscal 2004 reflected management's actions in pursuing a deliberate strategy to support the existence of the Company while also attempting to keep costs for overhead, management, and other administrative costs to the lowest possible minimum during Fiscal 2004.

During Fiscal 2003 and Fiscal 2004, the Company had interest expense of $5,053 and 9,887, respectively. This interest expense was due on the note issued to International Credit Bureau, Inc. ("ICB") which the Company issued in payment of monies received from time to time from ICB. The Company also had $8,250 in other expenses in Fiscal 2004. As a result, the Company recorded a Net Loss of $4,361 in Fiscal 2003 compared to a Net Loss of $17,466 in Fiscal 2004. The Company's Loss Per Share in Fiscal 2003 was $0.00 compared to a Loss Per Share of $0.00 in Fiscal 2004.

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

The Company's existence is entirely tenuous and uncertain. The Company's management believes that it will likely require approximately $10,000 to $15,000 or more in financing per year to maintain its corporate existence and the Company has mot received any indication that such financing is or will become available except that, currently, the Company has obtained and relies upon funding of $202,752 (as of December31, 2004) from International Credit Bureau, Inc. ("ICBI") under the terms of a promissory note that bears interest at 3%. The arrangement and note issued to ICBI is a transaction with a related party and there can be no assurance that the Company will continue to obtain funds from ICBI in the future. Further, all transactions with any related party carry with them the possibility that the transaction may be viewed as unfair and the product of a conflict of interest. A conflict of interest arises whenever a party has an interest on both sides of a transaction. While the Company believes that the transactions with ICBI were undertaken on fair and reasonable terms - similar to that which the Company could obtain from an independent unrelated third party, there can be no assurance that the Company's transactions with ICBI were obtained on terms that were no more than that from an independent third party.

Impact of Inflation

Inflation has not had a significant effect on the Company's operation during the three years ending December 31, 2004.

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

None during 2004.

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

The Company is required to identify Covered Persons that the Company knows have failed to file or filed late Section 16(a) reports during the previous fiscal year. To the Company's knowledge, the following Covered Persons during the fiscal year ended December 31, 2004 failed to file on a timely basis reports required by Section 16(a) of the Exchange Act:

Name	Position	Number of Reports Not Filed on a Timely Basis(1)
Lisa Norman	President, Chairman of the Board, CEO, CFO	Form 3; Form 5

          (1)To the Company's knowledge, based solely on a review of the copies of the reports furnished to the Company by such persons in the fiscal year ended December 31, 2004, such persons have subsequently filed the reports required by Section 16(a) of the Exchange Act.

Item 10.  Executive Compensation

The Company's Board of Directors has authorized the compensation of its officers with the following annual cash salaries:

		Annual Compensation			Long-Term Compensation

Awards Payouts

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Other Annual Compen-sation ($) (e)*	Restricted Stock Awards (s) ($) (f)	Securities Underly-ing Options/ SARs (#) (g)	LTIP Payouts ($) (h)	All Other Compen-sation ($) (i)

Lisa Norman Chairman, President, and CEO, CFO	2002 2003 2004	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	0 0 0	$0 $0 $0	$0 $0 $0

Footnote:
* No other compensation was paid, accrued or received by any of the Company's officers or directors for any of the years shown.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding beneficial ownership as of December 31, 2004of the Company's Common Stock, by any person who is known to the Company to be the beneficial owner of more than 5% of the Company's voting securities and by each Director and by Officers and Directors of the Company as a group. The Company has only one class of common stock. The percentages shown below are computed based on 29,515,200 shares of the Company's Common Stock outstanding as of December 31, 2004.

Name and Address	Number of shares	Percentage of class

Lisa Norman 1400 Norris Road Bakersfield, California 93308	6,000,000	20.33%

All Officers and Directors as a Group (1 person)	6,000,000	20.33%

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company entered in an agreement with International Credit Bureau, Inc., a company owned and controlled by a relative of Lisa Norman, the Company's Chairman, President, CEO, and Treasurer. Under the terms of the Agreement, the Company borrowed an aggregate of $202,752 as of December 31, 2004 as a promissory note issued to International Credit Bureau, Inc. The interest rate on the note is 3% and the note allows the Company to borrow funds, from time to time, to increase the principal amount of the note, as the parties mutually agree.

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

          (b)  Reports on Form 8-K filed during 2004.

               None.
Exhibit No.	Description of Exhibit

24	Consent of Armando C. Ibarra, CPAs
31.1	Certification
31.2	Certification
32.1	Certification
32.2	Certification

SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant: Insulcrete, Inc.

/s/ Lisa Norman Lisa Norman President, Chief Executive Officer and Chairman of the Board	Date: June 21, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Registrant: Insulcrete, Inc.

/s/ Lisa Norman Lisa Norman President, Chief Executive Officer and Chairman of the Board	Date: June 21, 2005

INSULCRETE, INC.
(Formerly Sun Harbor Resources, Inc.)
(A Development Stage Company)
Index to Financial Information

Independent Auditors' Report	F 2
Consolidated Balance Sheets As of December 31, 2004 and 2003	F 3
Consolidated Statements of Operations For the Year Ended December 31, 2004 and 2003	F 4
Statement of Changes in Stockholders/ Equity (Deficit) From May 3, 1988 (inception) through December 31, 2004	F 5
Consolidated Statements of Cash Flows (unaudited) For the Year Ended December 31, 2004 and 2003	F 6
Notes to Consolidated Financial Statements (unaudited)	F 7

F 1

A	C	I	ARMANDO C. IBARRA Certified Public Accountants A Professional Corporation

Armando C. Ibarra, C.P.A.	Members of the California Society of Certified Public Accountants
Armando Ibarra, Jr., C.P.A., JD	Members of the American Institute of Certified Public Accountants
Registered with the Public Company Accounting Oversight Board

To the Board of Directors of
Insulcrete, Inc.
(Formerly Sun Harbor Resources, Inc.)
(A Development Stage Company)

INDEPENDENT AUDITORS' REPORT

We have audited the accompanying balance sheets of Insulcrete, Inc. as of December 31, 2004 and 2003 and the related statement of operations, changes in stockholders' equity and cash flows for the years then ended and for the period of May 3, 1988 (inception) through December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Insulcrete, Inc. as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended and for the period of May 3, 1988 (inception) through December 31, 2004 in conformity with U.S. generally accepted accounting principles.

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

/s/ Armando C. Ibarra
ARMANDO C. IBARRA, C.P.A. - APC

March 7, 2005
Chula Vista, California

371 "E" Street, Chula Vista, CA 91910
Tel: (619) 422-1348	Fax: (619) 422-1465

F 2

INSULCRETE, INC. (Formerly Sun Harbor Resources, Inc.) (A Development Stage Company) Balance Sheets

	As of December 31, 2004	As of December 31, 2003

ASSETS
Current Assets
Cash	$90,476	$405

Total Current Assets	90,476	405

TOTAL ASSETS	$90,476	$405

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$-	$5,000
Accrued expenses	-	3,250

Total Current Liabilities	-	8,250

Long-Term Liabilities
Note payable - related party	202,752	86,965

Total Long-Term Liabilities	202,752	86,965

TOTAL LIABILITIES	202,752	95,215

Stockholders' Equity (Deficit)
Preferred stock, ($.01 par value, 5,000,000 shares authorized; 34,000 issued and outstanding as of December 31, 2004 and 2003, respectively)	340	340
Common stock ($.01 par value, 30,000,000 shares authorized; 29,515,200 shares issued and outstanding as of December 31, 2004 and 2003, respectively)	295,152	295,152
Additional paid-in capital	(92,378)	(92,378)
Deficit accumulated during development stage	(315,390)	(297,924)

Total Stockholders' Equity (Deficit)	(112,276)	(94,810)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$90,476	$405

See Notes to Financial Statements
F 3

INSULCRETE, INC. (Formerly Sun Harbor Resources, Inc.) (A Development Stage Company) Statements of Operations

	Year Ended December 31,		May 3, 1988 (inception) through December 31,
	2004	2003	2004

Revenues
Revenues	$-	$-	$-

Total Revenues	-	-	-

General & Administrative Expenses	15,829	4,361	308,426

Total General & Administrative Expenses	15,829	4,361	308,426

Other Income & (Expenses)
Other income	8,250	-	15,450
Interest expense	(9,887)	(5,053)	(22,414)

Total Other Income & (Expenses)	(1,637)	(5,053)	(6,964)

Net Loss	$(17,466)	$(9,414)	$(315,390)

Basic loss per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	29,515,200	29,515,200

Diluted Earnings (Loss) Per Share	$(0.00)	$(0.00)

Weighted average of diluted common shares outstanding	29,583,200	29,583,200

See Notes to Financial Statements
F 4

INSULCRETE, INC. (Formerly Sun Harbor Resources, Inc.) (A Development Stage Company) Statement of Changes in Stockholders' Equity (Deficit) From May 3, 1988 (inception) through December 31, 2004

	Preferred Stock	Preferred Stock Amount	Common Stock	Common Stock Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total

Balance December 31, 1995	34,000	$340	29,515,200	$295,152	$(228,588)	$(52,645)	$14,259

Additional paid in capital					136,210		136,210

Net loss, December 31, 1996						(165,212)	(165,212)

Balance, December 31, 1996	34,000	340	29,515,200	295,152	(92,378)	(217,857)	(14,743)

Net loss, December 31, 1997						(7,670)	(7,670)

Balance, December 31, 1997	34,000	340	29,515,200	295,152	(92,378)	(225,527)	(22,413)

Net loss, December 31, 1998						(4,444)	(4,444)

Balance, December 31, 1998	34,000	340	29,515,200	295,152	(92,378)	(229,971)	(26,857)

Net loss, December 31, 1999						(7,577)	(7,577)

Balance, December 31, 1999	34,000	340	29,515,200	295,152	(92,378)	(237,548)	(34,434)

Net loss, December 31, 2000						(4,911)	(4,911)

Balance, December 31, 2000	34,000	340	29,515,200	295,152	(92,378)	(242,459)	(39,345)

Net Income, December 31, 2001						(36,369)	(36,369)

Balance, December 31, 2001	34,000	$340	29,515,200	$295,152	$(92,378)	$(278,828)	$(75,714)

Net Income, December 31, 2002						(9,682)	(9,682)

Balance, December 31, 2002	34,000	$340	29,515,200	$295,152	$(92,378)	$(288,510)	$(85,396)

Net Income, December 31, 2003						(9,414)	(9,414)

Balance, December 31, 2003	34,000	$340	29,515,200	$295,152	$(92,378)	$(297,924)	$(94,810)

Net Income, December 31, 2004						(17,466)	(17,466)

Balance, December 31, 2004	34,000	$340	29,515,200	$295,152	$(92,378)	$(315,390)	$(112,276)

See Notes to Financial Statements
F 5

INSULCRETE, INC. (Formerly Sun Harbor Resources, Inc.) (A Development Stage Company) Statements of Cash Flows

	Year Ended December 31,		May 3, 1988 (inception) through December 31,
	2004	2003	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(17,466)	$(9,414)	$(315,390)
Increase (decrease) in accounts payable	5,000	-	-
Increase (decrease) in accrued expenses	3,250	-	-

Net cash provided by (used in) operating activities	(25,716)	(9,414)	(315,390)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	295,152
Proceeds from issuance of preferred stock	-	-	340
Proceeds from issuance of paid-in capital	-	-	(92,378)
Note payable - related party	115,787	5,053	202,752

Net cash provided by (used in) financing activities	115,787	5,053	405,866

Net increase (decrease) in cash	90,071	(4,361)	90,476

Cash at beginning of period	405	4,766	-

Cash at end of period	$90,476	$405	$90,476

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$9,887	$5,053

Income taxes paid	$-	$-

See Notes to Financial Statements
F 6

INSULCRETE, INC.
(Formerly Sun Harbor Financial Resources, Inc.)
(A Development Stage Company)
Notes to Financial Statements
As of December 31, 2004

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
As of December 31, 2004

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

NOTE 4.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $315,390 during the period from May 3, 1988 (inception) to December 31, 2004. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

F 8

INSULCRETE, INC.
(Formerly Sun Harbor Financial Resources, Inc.)
(A Development Stage Company)
Notes to Financial Statements
As of December 31, 2004

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

As of December 31, 2004 the Company has a note payable due to International Credit Bureau, Inc. (a related party) in the amount of $202,752. This is an unsecured loan with an interest rate of 3%.

NOTE 6.  INCOME TAXES

As of December 31, 2004

Deferred tax assets:
Net operating tax carryforwards	$106,252
Other	-0-

Gross deferred tax assets	106,252
Valuation allowance	(106,252)

Net deferred tax assets	$ -0-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

F 9

INSULCRETE, INC.
(Formerly Sun Harbor Financial Resources, Inc.)
(A Development Stage Company)
Notes to Financial Statements
As of September 31, 2004

NOTE 7.  SCHEDULE OF NET OPERATING LOSSES

1993 Through 1995 Net Operating Loss	$ (52,645)
1996 Net Operating Loss	(165,212)
1997 Net Operating Loss	(7,670)
1998 Net Operating Loss	(4,444)
1999 Net Operating Loss	(7,577)
2000 Net Operating Loss	(4,911)
2001 Net Operating Loss	(36,369)
2002 Net Operating Loss	(9,682)
2003 Net Operating Loss	(9,414)
2004 Net Operating Loss	(17,466)

Net Operating Loss	$ (315,390)

As of December 31, 2004, the Company has a net operating loss carryforwards of approximately $315,390. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

As of December 31, 2004 the Company had 29,515,200 shares of common stock issued and outstanding.

NOTE 9.  STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2004:

•	Preferred stock, $ 0.01 par value: 5,000,000 shares authorized; 34,000 shares issued and outstanding.

•	Common stock, $ 0.01 par value: 30,000,000 shares authorized; 29,515,200 shares issued and outstanding

F 10