Form 10QSB
period 2005-06-30
SUN HARBOR FINANCIAL RESOURCES INC
filed 2005-09-27
CIK 841360

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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

          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes          No   X

The number of shares outstanding of the Registrant's Common Stock as of June 30, 2005 was 29,465,200 shares.

Insulcrete, Inc.

TABLE OF CONTENTS

		Page Number

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Balance Sheets June 30, 2005 (unaudited) and December 31, 2004	F 1
	Consolidated Statements of Operations (unaudited) Three Months Ended June 30, 2005 and June 30, 2004 and Six Months Ended June 30, 2005 and June 30, 2004	F 2
	Consolidated Statements of Cash Flows (unaudited) Three Months Ended June 30, 2005 and June 30, 2004 and Six Months Ended June 30, 2005 and June 30, 2004	F 3
	Notes to Consolidated Financial Statements (unaudited)	F 4

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item 2A.	Factors That May Affect Future Results	13

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	15
Item 2.	Changes in Securities	15
Item 3.	Defaults Upon Senior Securities	15
Item 4.	Submission of Matters to a Vote of Security Holders	15
Item 5.	Other Information	15
Item 6.	Exhibits and Reports on Form 8-K	15

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

Item 1.  Financial Statements

INSULCRETE, INC. (Formerly Sun Harbor Resources, Inc.) (A Development Stage Company) Balance Sheets

	As of June 30, 2005	As of December 31, 2004

ASSETS
Current Assets
Cash	$103,133	$90,476

Total Current Assets	103,133	90,476

TOTAL ASSETS	$103,133	$90,476

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities	$-	$-

Long-Term Liabilities
Note payable - related party	224,124	202,752

Total Long-Term Liabilities	224,124	202,752

TOTAL LIABILITIES	224,124	202,752

Stockholders' Equity (Deficit)
Preferred stock, ($.01 par value, 5,000,000 shares authorized; 34,000 issued and outstanding as of June 30, 2005 and December 31, 2004)	340	340
Common stock ($.01 par value, 30,000,000 shares authorized; 29,515,200 shares issued and outstanding as of June 30, 2005 and December 31, 2004)	295,152	295,152
Additional paid-in capital	(92,378)	(92,378)
Deficit accumulated during development stage	(324,105)	(315,390)

Total Stockholders' Equity (Deficit)	(120,991)	(112,276)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$103,133	$90,476

See Notes to Financial Statements
F 1

INSULCRETE, INC. (Formerly Sun Harbor Resources, Inc.) (A Development Stage Company) Statements of Operations

	Six Months Ended June 30,		Three Months Ended June 30,		May 3, 1988 (inception) through June 30,
	2005	2004	2005	2004	2005

Revenues
Revenues	$-	$-	$-	$-	$-

Total Revenues	-	-	-	-	-

General & Administrative Expenses	5,415	710	145	162	313,841

Total General & Administrative Expenses	5,415	710	145	162	313,841

Other Income & (Expenses)
Other income	-	-	-	-	15,450
Interest expense	(3,300)	(3,929)	(1,668)	(2,617)	(25,714)

Total Other Income & (Expenses)	(3,300)	(3,929)	(1,668)	(2,617)	(10,264)

Net Loss	$(8,715)	$(4,639)	$(1,813)	$(2,779)	$(324,105)

Basic loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	29,515,200	29,515,200	29,515,200	29,515,200

Diluted Earnings (Loss) Per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average of diluted common shares outstanding	29,583,200	29,583,200	29,583,200	29,583,200

See Notes to Financial Statements
F 2

INSULCRETE, INC. (Formerly Sun Harbor Resources, Inc.) (A Development Stage Company) Statements of Cash Flows

	Six Months Ended June 30,		Three Months Ended June 30,		May 3, 1988 (inception) through June 30,
	2005	2004	2005	2004	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(8,715)	$(4,639)	$(1,813)	$(2,779)	$(324,105)
Increase (decrease) in accounts payable	-	-	-	-	-
Increase (decrease) in accrued expenses	-	-	-	-	-

Net cash provided by (used in) operating activities	(8,715)	(4,639)	(1,813)	(2,779)	(324,105)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	-	-	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	-	-	295,152
Proceeds from issuance of preferred stock	-	-	-	-	340
Proceeds from issuance of paid-in capital	-	-	-	-	(92,378)
Note payable - related party	21,372	89,829	4,946	88,117	224,124

Net cash provided by (used in) financing activities	21,372	89,829	4,946	88,117	427,238

Net increase (decrease) in cash	12,657	(85,190)	3,133	(85,338)	103,133

Cash at beginning of period	90,476	405	100,000	257	-

Cash at end of period	$103,133	$85,595	$103,133	$85,595	$103,133

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$3,300	$3,929	$1,668	$2,617

Income taxes paid	$-	$-	$-	$-

See Notes to Financial Statements
F 3

INSULCRETE, INC.
(Formerly Sun Harbor Financial Resources, Inc.)
(A Development Stage Company)
Notes to Financial Statements
As of June 30, 2005

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
As of June 30, 2005

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

NOTE 4.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $324,105 during the period from May 3, 1988 (inception) to June 30, 2005. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

F 5

INSULCRETE, INC.
(Formerly Sun Harbor Financial Resources, Inc.)
(A Development Stage Company)
Notes to Financial Statements
As of June 30, 2005

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

As of June 30, 2005 the Company has a note payable due to International Credit Bureau, Inc. (a related party) in the amount of $224,124. This is an unsecured loan with an interest rate of 3%.

NOTE 6.  INCOME TAXES

As of June 30, 2005

Deferred tax assets:
Net operating tax carryforwards	$109,651
Other	-0-

Gross deferred tax assets	109,651
Valuation allowance	(109,651)

Net deferred tax assets	$ -0-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

F 6

INSULCRETE, INC.
(Formerly Sun Harbor Financial Resources, Inc.)
(A Development Stage Company)
Notes to Financial Statements
As of June 30, 2005

NOTE 7.  SCHEDULE OF NET OPERATING LOSSES

1993 Through 1995 Net Operating Loss	$ (52,645)
1996 Net Operating Loss	(165,212)
1997 Net Operating Loss	(7,670)
1998 Net Operating Loss	(4,444)
1999 Net Operating Loss	(7,577)
2000 Net Operating Loss	(4,911)
2001 Net Operating Loss	(36,369)
2002 Net Operating Loss	(9,682)
2003 Net Operating Loss	(9,414)
2004 Net Operating Loss	(17,466)
2005 Net Operating Loss (six months)	(8,715)

Net Operating Loss	$ (324,105)

As of June 30, 2005, the Company has a net operating loss carryforwards of approximately $324,105. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

As of June 30, 2005 the Company had 29,515,200 shares of common stock issued and outstanding.

NOTE 9.  STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of June 30, 2005:

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

After review of the valuation opinion received, the Board of Directors voted to sell the three subsidiaries to David W. Langill, at a selling price of fifteen thousand dollars in accordance with the terms of the "Stock Purchase Agreement Between Sun Harbor Financial Resources, Inc. and David W. Langill" (the "Agreement"). Mr. Langill was a co-founder of the Subsidiaries and a co-founder, officer, and director of the Company. Mr. Langill is now deceased. If the sale of the Subsidiaries is approved by the Company's shareholders, the Company will have no remaining operating businesses and its only assets will be certain cash assets and the Promissory Note (the "Note") that the Company received from Mr. Langill in exchange for the sale of the Subsidiaries. The Company does not anticipate that it will collect any of the monies from Mr. Langill's estate.

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

Six Month Periods Ended June 30, 2005 and June 30, 2004

During the first six months ending June 30, 2005 ("First Six Months 2005"), the Company recorded no sales revenues. During this period the Company had no business, assets, or operations. Similarly, during the six months ending June 30, 2004 ("First Six Months 2004"), the Company recorded no sales revenues and again during First Six Months 2003, the Company had no business, assets, or operations.

During the First Six Months 2005, the Company did record $5,415 as general and administrative expense - these were expenses related to the maintenance of the Company's corporate charter, accounting, administrative, legal, and related expenses. By comparison, during the First Six Months 2004, the Company incurred $710 as general and administrative expenses. The higher level of general and administrative expenses during the First Six Months 2005 was primarily due to efforts that the Company took to complete certain delinquent filings with the U.S. Securities and Exchange Commission and otherwise attend to its corporate affairs.

During the First Six Months 2005, the Company had interest expense of $3,264. The latter reflects interest expense incurred on a note issued to International Credit Bureau, Inc. ("ICBI") which bears interest at 3%. In comparison, the Company had $3,929 in interest expense on the same note during the First Six Months 2004.

As a result, the Company had a Net Loss of $8,679 during the First Six Months 2005 compared to a Net Loss of $4,639 during the First Six Months 2004.

On a per share basis, the Net Loss during the First Six Months 2005 was $0 compared to First Six Months 2004 when the Net Loss Per Common Share was $0.

Second Quarter Ending June 30, 2005 versus Second Quarter Ending June 30, 2004

During the three months ending June 30, 2005 ("Second Quarter 2005"), the Company recorded no sales revenues but did incur $145 in general and administrative expenses compared to $162 in general and administrative expenses during the three months ending Second Quarter 2004 ("Second Quarter 2004") where the Company also did not record and revenues.

During the Second Quarter 2005, the Company recorded $1,632 as interest expense on the note issued to ICBI, while during the Second Quarter 2004, the Company recorded $2,617 as interest expense. No other income or expense was recorded during either of these periods.

As a result, the Company recorded a Net Loss of $1,777 during the Second Quarter 2005 compared to a Net Loss of $2,617 during the Second Quarter 2004. This resulted, during each period, of a Diluted Earnings Loss Per Share of $0.

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

(b) Reports on Form 8-K
No reports on Form 8-K were filed during the six months ended June 30, 2005.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant: Insulcrete, Inc.

Date: September 14, 2005

/s/ Lisa Norman Lisa Norman President, Chief Executive Officer Chief Financial Officer