Form 10QSB
period 2005-09-30
SUN HARBOR FINANCIAL RESOURCES INC
filed 2005-11-14
CIK 841360

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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

          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes          No   X

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes X No

The number of shares outstanding of the Registrant's Common Stock as of September 30, 2005 was 29,465,200 shares.

Insulcrete, Inc.

TABLE OF CONTENTS

		Page Number

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Balance Sheets September 30, 2005 (unaudited) and December 31, 2004	F 1

Consolidated Statements of Operations (unaudited)
Three Months Ended September 30, 2005 (unaudited)
and Three Months Ended September 30, 2004 (unaudited)
and Nine Months Ended September 30, 2005 (unaudited)
and Nine Months Ended September 30, 2004

		F 2
	Consolidated Statements of Cash Flows (unaudited) Nine Months Ended September 30, 2005 and September 30, 2004	F 3
	Notes to Consolidated Financial Statements (unaudited)	F 4

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item 2A.	Factors That May Affect Future Results	13

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	15
Item 2.	Changes in Securities	15
Item 3.	Defaults Upon Senior Securities	15
Item 4.	Submission of Matters to a Vote of Security Holders	15
Item 5.	Other Information	15
Item 6.	Exhibits and Reports on Form 8-K	15

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

Item 1.  Financial Statements

INSULCRETE, INC. (Formerly Sun Harbor Resources, Inc.) (A Development Stage Company) Balance Sheets

	As of September 30, 2005	As of December 31, 2004

ASSETS
Current Assets
Cash	$84,256	$90,476

Total Current Assets	84,256	90,476

TOTAL ASSETS	$84,256	$90,476

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities	$-	$-

Long-Term Liabilities
Note payable - related party	210,693	202,752

Total Long-Term Liabilities	210,693	202,752

TOTAL LIABILITIES	210,693	202,752

Stockholders' Equity (Deficit)
Preferred stock, ($.01 par value, 5,000,000 shares authorized; 34,000 issued and outstanding as of September 30, 2005 and December 31, 2004, respectively)	340	340
Common stock ($.01 par value, 30,000,000 shares authorized; 29,515,200 shares issued and outstanding as of September 30, 2005 and December 31, 2004, respectively)	295,152	295,152
Additional paid-in capital	(92,378)	(92,378)
Deficit accumulated during development stage	(329,551)	(315,390)

Total Stockholders' Equity (Deficit)	(126,437)	(112,276)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$84,256	$90,476

See Notes to Financial Statements
F 1

INSULCRETE, INC. (Formerly Sun Harbor Resources, Inc.) (A Development Stage Company) Statements of Operations

	Nine Months Ended September 30,		Three Months Ended September 30,		May 3, 1988 (inception) through September 30,
	2005	2004	2005	2004	2005

Revenues
Revenues	$-	$-	$-	$-	$-

Total Revenues	-	-	-	-	-

General & Administrative Expenses	9,292	15,829	3,877	15,119	317,718

Total General & Administrative Expenses	9,292	15,829	3,877	15,119	317,718

Other Income & (Expenses)
Other income	-	-	-	-	15,450
Interest expense	(4,869)	(6,886)	(1,569)	(2,957)	(27,283)

Total Other Income & (Expenses)	(4,869)	(6,886)	(1,569)	(2,957)	(11,833)

Net Loss	$(14,161)	$(22,715)	$(5,446)	$(18,076)	$(329,551)

Basic loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	29,515,200	29,515,200	29,515,200	29,515,200

See Notes to Financial Statements
F 2

INSULCRETE, INC. (Formerly Sun Harbor Resources, Inc.) (A Development Stage Company) Statements of Cash Flows

	Nine Months Ended September 30,		Three Months Ended September 30,		May 3, 1988 (inception) through September 30,
	2005	2004	2005	2004	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(14,161)	$(22,715)	$(5,446)	$(18,076)	$(329,551)

Net cash provided by (used in) operating activities	(14,161)	(22,715)	(5,446)	(18,076)	(329,551)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	-	-	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	-	-	295,152
Proceeds from issuance of preferred stock	-	-	-	-	340
Proceeds from issuance of paid-in capital	-	-	-	-	(92,378)
Note payable - related party	7,941	112,786	(13,431)	22,957	210,693

Net cash provided by (used in) financing activities	7,941	112,786	(13,431)	22,957	413,807

Net increase (decrease) in cash	(6,220)	90,071	(18,877)	4,881	84,256

Cash at beginning of period	90,476	405	103,133	85,595	-

Cash at end of period	$84,256	$90,476	$84,256	$90,476	$84,256

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$4,869	$6,886	$1,569	$2,957

Income taxes paid	$-	$-	$-	$-

See Notes to Financial Statements
F 3

INSULCRETE, INC.
(Formerly Sun Harbor Financial Resources, Inc.)
(A Development Stage Company)
Notes to Financial Statements
As of September 30, 2005

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
As of September 30, 2005

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

NOTE 4.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $329,551 during the period from May 3, 1988 (inception) to September 30, 2005. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the development stage and has minimal expenses, management believes that the company's current cash of $84,256 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

Management plans to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

F 5

INSULCRETE, INC.
(Formerly Sun Harbor Financial Resources, Inc.)
(A Development Stage Company)
Notes to Financial Statements
As of September 30, 2005

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

As of September 30, 2005 the Company has a note payable due to International Credit Bureau, Inc. (a related party) in the amount of $210,693. This is an unsecured loan with an interest rate of 3%.

NOTE 6.  INCOME TAXES

As of September 30, 2005

Deferred tax assets:
Net operating tax carryforwards	$111,775
Other	-0-

Gross deferred tax assets	111,775
Valuation allowance	(111,775)

Net deferred tax assets	$ -0-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

F 6

INSULCRETE, INC.
(Formerly Sun Harbor Financial Resources, Inc.)
(A Development Stage Company)
Notes to Financial Statements
As of September 30, 2005

NOTE 7.  SCHEDULE OF NET OPERATING LOSSES

1993 Through 1995 Net Operating Loss	$ (52,645)
1996 Net Operating Loss	(165,212)
1997 Net Operating Loss	(7,670)
1998 Net Operating Loss	(4,444)
1999 Net Operating Loss	(7,577)
2000 Net Operating Loss	(4,911)
2001 Net Operating Loss	(36,369)
2002 Net Operating Loss	(9,682)
2003 Net Operating Loss	(9,414)
2004 Net Operating Loss	(17,466)
2005 Net Operating Loss (nine months)	(14,161)

Net Operating Loss	$ (329,551)

As of September 30, 2005, the Company has a net operating loss carryforwards of approximately $329,551. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

As of September 30, 2005 the Company had 29,515,200 shares of common stock issued and outstanding.

NOTE 9.  STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of September 30, 2005:

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

Nine Month Periods Ended September 30, 2005 and September 30, 2004

               During the first nine months ending September 30, 2005 ("First Nine Months 2005"), the Company recorded no sales revenues. During this period the Company had no business, assets, or operations. Similarly, during the nine months ending September 30, 2004 ("First Nine Months 2004"), the Company recorded no sales revenues and again during First Nine Months 2004, the Company had no business, assets, or operations.

               During the First Nine Months 2005, the Company did record $9,292 as general and administrative expense - these were expenses related to the maintenance of the Company's corporate charter, accounting, administrative, and related expenses. By comparison, during the First Nine Months 2004, the Company incurred $15,829 as general and administrative expenses. The higher level of general and administrative expenses during the First Nine Months 2004 was primarily due to higher expenses incurred by the Company in filing fees, franchise taxes, accounting expenses, and related expenses related to the Company's files, books, and records.

               During the First Nine Months 2005, the Company incurred interest expenses of $4,869 which represented interest expense on the note issued to International Credit Bureau, Inc. ("ICBI"). In contrast, during the First Nine Months 2004 the Company had interest expense of $6,886. The interest expense incurred was incurred on the note issued to ICBI which bears interest at 3% and the higher amount of interest expense reflected the balance of the ICBI note during the First Nine Months 2005 versus the balance during the First Nine Months 2004.

               As a result, the Company had a Net Loss of $14,161 during the First Nine Months 2005 compared to a Net Loss of $22,715 during the First Nine Months 2004.

               On a per share basis, the Net Loss during the First Nine Months 2005 was $0 compared to First Nine Months 2004 when the Net Loss Per Common Share was $0.

Third Quarter Ending September 30, 2005 versus Third Quarter Ending September 30, 2004

               During the three months ending September 30, 2005 ("Third Quarter 2005"), the Company recorded no sales revenues but did incur $3,877 in general and administrative expenses compared to $15,119 in general and administrative expenses during the three months ending September 30, 2004 ("Third Quarter 2004") where the Company also did not record and revenues.

               During the Third Quarter 2005, the Company recorded $1,569 as interest expense on the note issued to ICBI, while during the Third Quarter 2004, the Company recorded $2,957 as interest expense on the ICBI note.

               As a result, the Company recorded a Net Loss of $5,446 during the Third Quarter 2005 compared to a Net Loss of $18,076 during the Third Quarter 2004. This resulted, during each period, of a Diluted Earnings Loss Per Share of $0.

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

(b) Reports on Form 8-K
No reports on Form 8-K were filed during the nine months ended September 30, 2005.

SIGNATURE

               Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant: Insulcrete, Inc.

Date: November 9, 2005

/s/ Lisa Norman Lisa Norman President, Chief Executive Officer Chief Financial Officer