Form 10QSB
period 2006-03-31
SUN HARBOR FINANCIAL RESOURCES INC
filed 2006-11-06
CIK 841360

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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

          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes          No   X

The number of shares outstanding of the Registrant's Common Stock as of March 31, 2006 was 29,465,200 shares.

Insulcrete, Inc.

TABLE OF CONTENTS

		Page Number

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Balance Sheets March 31, 2006 (unaudited) and December 31, 2005	F 1
	Consolidated Statements of Operations (unaudited) Three Months Ended March 31, 2006 (unaudited) and Three Months Ended March 31, 2005 (unaudited)	F 2
	Consolidated Statements of Cash Flows (unaudited) Three Months Ended March 31, 2006 and March 31, 2005	F 3
	Notes to Consolidated Financial Statements (unaudited)	F 4
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 2A.	Factors That May Affect Future Results	13

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	15
Item 2.	Changes in Securities	15
Item 3.	Defaults Upon Senior Securities	15
Item 4.	Submission of Matters to a Vote of Security Holders	15
Item 5.	Other Information	15
Item 6.	Exhibits and Reports on Form 8-K	15

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

Item 1.  Financial Statements

INSULCRETE, INC. (Formerly Sun Harbor Resources, Inc.) (A Development Stage Company) Balance Sheets

	As of March 31, 2006	As of December 31, 2005

ASSETS
Current Assets
Cash	$61,640	$62,052

Total Current Assets	61,640	62,052

TOTAL ASSETS	$61,640	$62,052

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accrued expenses	$1,503	$-

Total Current Liabilities	1,503	-

Long-Term Liabilities
Note payable - related party	200,370	200,370

Total Long-Term Liabilities	200,370	200,370

TOTAL LIABILITIES	201,873	200,370

Stockholders' Equity (Deficit)
Preferred stock, ($.01 par value, 5,000,000 shares authorized; 34,000 issued and outstanding as of March 31, 2006 and December 31, 2005, respectively)	340	340
Common stock ($.01 par value, 30,000,000 shares authorized; 29,515,200 shares issued and outstanding as of March 31, 2006 and December 31, 2005, respectively)	295,152	295,152
Additional paid-in capital	(92,378)	(92,378)
Deficit accumulated during development stage	(343,347)	(341,432)

Total Stockholders' Equity (Deficit)	(140,233)	(138,318)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$61,640	$62,052

See Notes to Financial Statements
F 1

INSULCRETE, INC. (Formerly Sun Harbor Resources, Inc.) (A Development Stage Company) Statements of Operations

	Three Months Ended March 31,		May 3, 1988 (inception) through March 31,
	2006	2005	2006

Revenues
Revenues	$-	$-	$-

Total Revenues	-	-	-

General & Administrative Expenses	412	5,270	328,519

Total General & Administrative Expenses	412	5,270	328,519

Other Income & (Expenses)
Other income	-	-	15,450
Interest expense	(1,503)	(1,632)	(30,278)

Total Other Income & (Expenses)	(1,503)	(1,632)	(14,828)

Net Loss	$(1,915)	$(6,902)	$(343,347)

Basic loss per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	29,515,200	29,515,200

Diluted Earnings (Loss) Per Share	$(0.00)	$(0.00)

Weighted average of diluted common shares outstanding	29,515,200	29,515,200

See Notes to Financial Statements
F 2

INSULCRETE, INC. (Formerly Sun Harbor Resources, Inc.) (A Development Stage Company) Statements of Cash Flows

	Three Months Ended March 31,		May 3, 1988 (inception) through March 31,
	2006	2005	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,915)	$(6,902)	$(343,347)
Adjustments to reconcile net loss to net cash used in operating activities:	-	-	-
Changes in operating assets and liabilities:
Increase (decrease) in accrued expenses	1,503	-	1,503

Net cash provided by (used in) operating activities	(412)	(6,902)	(341,844)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	295,152
Proceeds from issuance of preferred stock	-	-	340
Proceeds from issuance of paid-in capital	-	-	(92,378)
Note payable - related party	-	16,426	200,370

Net cash provided by (used in) financing activities	-	16,426	403,484

Net increase (decrease) in cash	(412)	9,524	61,640

Cash at beginning of period	62,052	90,476	-

Cash at end of period	$61,640	$100,000	$61,640

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$1,503	$1,632

Income taxes paid	$-	$-

See Notes to Financial Statements
F 3

INSULCRETE, INC.
(Formerly Sun Harbor Financial Resources, Inc.)
(A Development Stage Company)
Notes to Financial Statements
As of March 31, 2006

NOTE 1.  ORGANIZATION AND DESCRIPTION OF BUSINESS

Insulcrete, Inc (the Company) was incorporated under the laws of the State of Delaware on May 3, 1988. The Company has limited operations and in accordance with SFAS #7, the Company is considered a development stage company.

On May 7, 2001 and by an action of a majority of the Company's shareholders by written consent and without a meeting, a majority of the Company's shareholders approved an amendment to the Company's Certificate of Incorporation to change the Company's name to Insulcrete, Inc.

The change in the Company's name to Insulcrete, Inc. was undertaken in anticipation that the Company may undertake efforts to become active in the residential housing industry. The Company did not, during the fiscal year ending March 31, 2006 or earlier, undertake further efforts to enter the residential housing industry but the Company continues to explore possible opportunities in this area.

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
As of March 31, 2006

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

NOTE 4.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $343,347 during the period from May 3, 1988 (inception) to March 31, 2006. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

F 5

INSULCRETE, INC.
(Formerly Sun Harbor Financial Resources, Inc.)
(A Development Stage Company)
Notes to Financial Statements
As of March 31, 2006

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

As of March 31, 2006 the Company has a note payable due to International Credit Bureau, Inc. (a related party) in the amount of $200,370. This is an unsecured loan with an interest rate of 3%.

NOTE 6.  INCOME TAXES

As of March 31, 2006

Deferred tax assets:
Net operating tax carryforwards	$116,738
Other	-0-

Gross deferred tax assets	116,738
Valuation allowance	(116,738)

Net deferred tax assets	$ -0-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

F 6

INSULCRETE, INC.
(Formerly Sun Harbor Financial Resources, Inc.)
(A Development Stage Company)
Notes to Financial Statements
As of March 31, 2006

NOTE 7.  SCHEDULE OF NET OPERATING LOSSES

1993 Through 1995 Net Operating Loss	$ (52,645)
1996 Net Operating Loss	(165,212)
1997 Net Operating Loss	(7,670)
1998 Net Operating Loss	(4,444)
1999 Net Operating Loss	(7,577)
2000 Net Operating Loss	(4,911)
2001 Net Operating Loss	(36,369)
2002 Net Operating Loss	(9,682)
2003 Net Operating Loss	(9,414)
2004 Net Operating Loss	(17,466)
2005 Net Operating Loss	(26,042)
2006 Net Operating Loss (1st quarter)	(1,915)

Net Operating Loss	$ (343,347)

As of March 31, 2006, the Company has a net operating loss carryforwards of approximately $343,347. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

As of March 31, 2006 the Company had 29,515,200 shares of common stock issued and outstanding.

NOTE 9.  STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of March 31, 2006:

•	Preferred stock, $ 0.01 par value: 5,000,000 shares authorized; 34,000 shares issued and outstanding.

•	Common stock, $ 0.01 par value: 30,000,000 shares authorized; 29,515,200 shares issued and outstanding.

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

Three Month Periods Ended March 31, 2006 and March 31, 2005

          During the first three months ending March 31, 2006, ("First Quarter 2006"), the Company recorded no sales revenues. During this period the Company had no business, assets, or operations. Similarly, during the first three months ending March 31, 2005 ("First Quarter 2005"), the Company recorded no sales revenues and again during First Quarter 2005, the Company had no business, assets, or operations.

          During the First Quarter 2006, the Company did record $412 as general and administrative expense - these were expenses related to the maintenance of the Company's corporate charter, accounting, administrative, preparation of filings with the U.S. Securities and Exchange Commission, and related expenses. By comparison, during the First Quarter 2005, the Company incurred $5,270 as general and administrative expenses. The higher level of general and administrative expenses during the First Quarter 2005 was primarily due to efforts that the Company took to attend to the Company's files, books, records, and the preparation and filing of the Company's periodic reports for the current quarter as well as for prior calendar years and quarters together various filing fees.

          During the First Quarter 2005, the Company had interest expense of $1,632. By comparison, during the First Quarter 2006, the Company had interest expense of $1,503. The interest expense incurred in the First Quarter 2006 was nearly identical as the balance of a promissory note issued to International Credit Bureau, Inc. was nearly identical from 2005 to 2006. This note bears interest at 3%.

          As a result, the Company had a Net Loss of $1,915 during the First Quarter 2006 compared to a Net Loss of $6,902 during the First Quarter 2005.

          On a per share basis, the Net Loss during the First Quarter 2006 was $0 compared to First Quarter 2005 when the Net Loss Per Common Share was $0.

Liquidity and Capital Resources

          The Company has no real liquidity and no apparent source of financing apart from the arrangement that it has established with ICBI. On a going-forward basis, the Company anticipates that it will need between $5,000 to $15,000annually merely to maintain the Company's existence and to pay the expenses and costs that it incurs to ensure that the Company can remain a corporate enterprise with all of the attendant responsibilities, filings, and associated documentation. For these and other reasons, the Company's management recognizes the adverse difficulties and continuing challenges it faces. Apart from the limited assurances that the Company has received from ICBI, there can be no assurance that the Company will receive any financing or funding from any source or if any financing should be obtained, that existing shareholders will not incur substantial, immediate, and permanent dilution of their existing investment.

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

1.  Continued Operating Losses. The Company incurred significant losses during the twelve months ending December 31, 2005. There is no assurance that the Company's operations will be successful or that it will be profitable in the future.

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

4.  Auditor's Opinion:  Going Concern. Except for the explanatory paragraph included in the firm's report on the financial statements for the year ended December 31, 2005, relating to the substantial doubt existing about the Company's ability to continue as a going concern, the audit report did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

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

(b) Reports on Form 8-K
No reports on Form 8-K were filed during the three months ended March 31, 2006.

SIGNATURE

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant: Insulcrete, Inc.

Date: November 6, 2006

/s/ Lisa Norman Lisa Norman President, Chief Executive Officer Chief Financial Officer