Form 10QSB
period 2006-06-30
SUN HARBOR FINANCIAL RESOURCES INC
filed 2006-11-06
CIK 841360

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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

          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes          No   X

The number of shares outstanding of the Registrant's Common Stock as of June 30, 2006 was 29,465,200 shares.

Insulcrete, Inc.

TABLE OF CONTENTS

		Page Number

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Balance Sheets June 30, 2006 (unaudited) and December 31, 2005	F 1

Consolidated Statements of Operations (unaudited)
Three Months Ended June 30, 2006 (unaudited)
and Three Months Ended June 30, 2005 (unaudited)
and Six Months Ended June 30, 2006 (unaudited)
and Six Months Ended June 30, 2005

		F 2
	Consolidated Statements of Cash Flows (unaudited) Three Months Ended June 30, 2006 and June 30, 2005	F 3
	Notes to Consolidated Financial Statements (unaudited)	F 4
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 2A.	Factors That May Affect Future Results	13

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	15
Item 2.	Changes in Securities	15
Item 3.	Defaults Upon Senior Securities	15
Item 4.	Submission of Matters to a Vote of Security Holders	15
Item 5.	Other Information	15
Item 6.	Exhibits and Reports on Form 8-K	15

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

Item 1.  Financial Statements

INSULCRETE, INC. (Formerly Sun Harbor Resources, Inc.) (A Development Stage Company) Balance Sheets

	As of June 30, 2006	As of December 31, 2005

ASSETS
Current Assets
Cash	$20,881	$62,052

Total Current Assets	20,881	62,052

TOTAL ASSETS	$20,881	$62,052

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accrued expenses	$2,931	$-

Total Current Liabilities	2,931	-

Long-Term Liabilities
Note payable - related party	160,370	200,370

Total Long-Term Liabilities	160,370	200,370

TOTAL LIABILITIES	163,301	200,370

Stockholders' Equity (Deficit)
Preferred stock, ($.01 par value, 5,000,000 shares authorized; 34,000 issued and outstanding as of June 30, 2006 and December 31, 2005, respectively)	340	340
Common stock ($.01 par value, 30,000,000 shares authorized; 29,515,200 shares issued and outstanding as of June 30, 2006 and December 31, 2005, respectively)	295,152	295,152
Additional paid-in capital	(92,378)	(92,378)
Deficit accumulated during development stage	(345,534)	(341,432)

Total Stockholders' Equity (Deficit)	(142,420)	(138,318)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$20,881	$62,052

See Notes to Financial Statements
F 1

INSULCRETE, INC. (Formerly Sun Harbor Resources, Inc.) (A Development Stage Company) Statements of Operations

	Six Months Ended June 30,		Three Months Ended June 30,		May 3, 1988 (inception) through June 30,
	2006	2005	2006	2005	2006

Revenues
Revenues	$-	$-	$-	$-	$-

Total Revenues	-	-	-	-	-

General & Administrative Expenses	1,171	5,415	759	145	329,278

Total General & Administrative Expenses	1,171	5,415	759	145	329,278

Other Income & (Expenses)
Other income	-	-	-	-	15,450
Interest expense	(2,931)	(3,300)	(1,428)	(1,668)	(31,706)

Total Other Income & (Expenses)	(2,931)	(3,300)	(1,428)	(1,668)	(16,256)

Net Loss	$(4,102)	$(8,715)	$(2,187)	$(1,813)	$(345,534)

Basic loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	29,515,200	29,515,200	29,515,200	29,515,200

Diluted Earnings (Loss) Per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average of diluted common shares outstanding	29,515,200	29,515,200	29,515,200	29,515,200

See Notes to Financial Statements
F 2

INSULCRETE, INC. (Formerly Sun Harbor Resources, Inc.) (A Development Stage Company) Statements of Cash Flows

	Six Months Ended June 30,		Three Months Ended June 30,		May 3, 1988 (inception) through June 30,
	2006	2005	2006	2005	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(4,102)	$(8,715)	$(2,187)	$(1,813)	$(345,534)
Increase (decrease) in accounts payable	-	-	-	-	-
Increase (decrease) in accrued expenses	2,931	-	1,428	-	2,931

Net cash provided by (used in) operating activities	(1,171)	(8,715)	(759)	(1,813)	(342,603)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	-	-	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	-	-	295,152
Proceeds from issuance of preferred stock	-	-	-	-	340
Proceeds from issuance of paid-in capital	-	-	-	-	(92,378)
Note payable - related party	(40,000)	21,372	(40,000)	4,946	160,370

Net cash provided by (used in) financing activities	(40,000)	21,372	(40,000)	4,946	363,484

Net increase (decrease) in cash	(41,171)	12,657	(40,759)	3,133	20,881

Cash at beginning of period	62,052	90,476	61,640	100,000	-

Cash at end of period	$20,881	$103,133	$20,881	$103,133	$20,881

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$-	$3,300	$-	$1,668

Income taxes paid	$-	$-	$-	$-

See Notes to Financial Statements
F 3

INSULCRETE, INC.
(Formerly Sun Harbor Financial Resources, Inc.)
(A Development Stage Company)
Notes to Financial Statements
As of June 30, 2006

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

The change in the Company's name to Insulcrete, Inc. was undertaken in anticipation that the Company may undertake efforts to become active in the residential housing industry. The Company did not, during the fiscal year ending June 30, 2006 or earlier, undertake further efforts to enter the residential housing industry but the Company continues to explore possible opportunities in this area.

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
As of June 30, 2006

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

NOTE 4.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $345,534 during the period from May 3, 1988 (inception) to June 30, 2006. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

F 5

INSULCRETE, INC.
(Formerly Sun Harbor Financial Resources, Inc.)
(A Development Stage Company)
Notes to Financial Statements
As of June 30, 2006

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

As of June 30, 2006 the Company has a note payable due to International Credit Bureau, Inc. (a related party) in the amount of $160,370. This is an unsecured loan with an interest rate of 3%.

NOTE 6.  INCOME TAXES

As of June 30, 2006

Deferred tax assets:
Net operating tax carryforwards	$117,482
Other	-0-

Gross deferred tax assets	117,482
Valuation allowance	(117,482)

Net deferred tax assets	$ -0-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

F 6

INSULCRETE, INC.
(Formerly Sun Harbor Financial Resources, Inc.)
(A Development Stage Company)
Notes to Financial Statements
As of June 30, 2006

NOTE 7.  SCHEDULE OF NET OPERATING LOSSES

1993 Through 1995 Net Operating Loss	$ (52,645)
1996 Net Operating Loss	(165,212)
1997 Net Operating Loss	(7,670)
1998 Net Operating Loss	(4,444)
1999 Net Operating Loss	(7,577)
2000 Net Operating Loss	(4,911)
2001 Net Operating Loss	(36,369)
2002 Net Operating Loss	(9,682)
2003 Net Operating Loss	(9,414)
2004 Net Operating Loss	(17,466)
2005 Net Operating Loss	(26,042)
2006 Net Operating Loss (Two quarters)	(4,102)

Net Operating Loss	$ (345,534)

As of June 30, 2006, the Company has a net operating loss carryforwards of approximately $345,534. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

As of June 30, 2006 the Company had 29,515,200 shares of common stock issued and outstanding.

NOTE 9.  STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of June 30, 2006:

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

Six Month Periods Ended June 30, 2006 and June 30, 2005

               During the first six months ending June 30, 2006 ("First Six Months 2006"), the Company recorded no sales revenues. During this period the Company had no business, assets, or operations. Similarly, during the six months ending June 30, 2005 ("First Six Months 2005"), the Company recorded no sales revenues and the Company had no business, assets, or operations.

               During the First Six Months 2006, the Company did record $1,171 as general and administrative expense - these were expenses related to the maintenance of the Company's corporate charter, accounting, administrative, legal, and related expenses. By comparison, during the First Six Months 2005, the Company incurred $5,415 as general and administrative expenses. The higher level of general and administrative expenses during the First Six Months 2005 was primarily due to efforts that the Company took to complete certain delinquent filings with the U.S. Securities and Exchange Commission and otherwise attend to its corporate affairs.

               During the First Six Months 2006, the Company had interest expense of $2,931. The latter reflects interest expense incurred on a note issued to International Credit Bureau, Inc. ("ICBI") which bears interest at 3%. In comparison, the Company had $3,300 in interest expense on the same note during the First Six Months 2005.

               As a result, the Company had a Net Loss of $4,102 during the First Six Months 2006 compared to a Net Loss of $8,715 during the First Six Months 2005.

               On a per share basis, the Net Loss during the First Six Months 2006 was $0 compared to First Six Months 2005 when the Net Loss Per Common Share was $0.

Second Quarter Ending June 30, 2006 versus Second Quarter Ending June 30, 2005

               During the three months ending June 30, 2006 ("Second Quarter 2006"), the Company recorded no sales revenues but did incur $759 in general and administrative expenses compared to $145 in general and administrative expenses during the three months ending Second Quarter 2005 ("Second Quarter 2005") where the Company also did not record and revenues.

               During the Second Quarter 2006, the Company recorded $1,428 as interest expense on the note issued to International Credit Bureau, Inc. ("ICBI"), while during the Second Quarter 2005, the Company recorded $1,668 as interest expense. No other income or expense was recorded during either of these periods.

               As a result, the Company recorded a Net Loss of $2,187 during the Second Quarter 2006 compared to a Net Loss of $1,813 during the Second Quarter 2005. This resulted, during each period, of a Diluted Earnings Loss Per Share of $0.

Liquidity and Capital Resources

               The Company has no real liquidity and no apparent source of financing apart from the arrangement that it has established with ICBI. On a going-forward basis, the Company anticipates that it will need between $5,000 to $15,000 or more annually merely to maintain the Company's existence and to pay the expenses and costs that it incurs to ensure that the Company can remain a corporate enterprise with all of the attendant responsibilities, filings, and associated documentation. For these and other reasons, the Company's management recognizes the adverse difficulties and continuing severe challenges it faces. Apart from the limited assurances that the Company has received from ICBI, there can be no assurance that the Company will receive any financing or funding from any source or if any financing should be obtained, that existing shareholders will not incur substantial, immediate, and permanent dilution of their existing investment.

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

(b) Reports on Form 8-K
No reports on Form 8-K were filed during the six months ended June 30, 2006.

SIGNATURE

               Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant: Insulcrete, Inc.

Date: November 6, 2006

/s/ Lisa Norman Lisa Norman President, Chief Executive Officer Chief Financial Officer