Form 10QSB
period 2006-09-30
SUN HARBOR FINANCIAL RESOURCES INC
filed 2006-11-06
CIK 841360

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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

The number of shares outstanding of the Registrant's Common Stock as of September 30, 2006 was 30,000,000 shares.

Insulcrete, Inc.

TABLE OF CONTENTS

		Page Number

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Balance Sheets September 30, 2006 (unaudited) and December 31, 2005	F 1

Consolidated Statements of Operations (unaudited)
Three Months Ended September 30, 2006 (unaudited)
and Three Months Ended September 30, 2005 (unaudited)
and Nine Months Ended September 30, 2006 (unaudited)
and Nine Months Ended September 30, 2005

		F 2
	Consolidated Statements of Cash Flows (unaudited) Nine Months Ended September 30, 2006 and September 30, 2005	F 3
	Notes to Consolidated Financial Statements (unaudited)	F 4
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 2A.	Factors That May Affect Future Results	13

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	15
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3.	Defaults Upon Senior Securities	15
Item 4.	Submission of Matters to a Vote of Security Holders	15
Item 5.	Other Information	15
Item 6.	Exhibits and Reports on Form 8-K	15

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

Item 1.  Financial Statements

INSULCRETE, INC. (Formerly Sun Harbor Resources, Inc.) (A Development Stage Company) Balance Sheets

	As of September 30, 2006	As of December 31, 2005

ASSETS
Current Assets
Cash	$15,436	$62,052

Total Current Assets	15,436	62,052

TOTAL ASSETS	$15,436	$62,052

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accrued expenses	$3,851	$-

Total Current Liabilities	3,851	-

Long-Term Liabilities
Note payable - related party	155,370	200,370

Total Long-Term Liabilities	155,370	200,370

TOTAL LIABILITIES	159,221	200,370

Stockholders' Equity (Deficit)
Preferred stock, ($.01 par value, 5,000,000 shares authorized; 34,000 issued and outstanding as of September 30, 2006 and December 31, 2005, respectively)	340	340
Common stock ($.01 par value, 30,000,000 shares authorized; 29,515,200 shares issued and outstanding as of September 30, 2006 and December 31, 2005, respectively)	295,152	295,152
Additional paid-in capital	(92,378)	(92,378)
Deficit accumulated during development stage	(346,899)	(341,432)

Total Stockholders' Equity (Deficit)	(143,785)	(138,318)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$15,436	$62,052

See Notes to Financial Statements
F 1

INSULCRETE, INC. (Formerly Sun Harbor Resources, Inc.) (A Development Stage Company) Statements of Operations

	Nine Months Ended September 30,		Three Months Ended September 30,		May 3, 1988 (inception) through September 30,
	2006	2005	2006	2005	2006

Revenues
Revenues	$-	$-	$-	$-	$-

Total Revenues	-	-	-	-	-

General & Administrative Expenses	1,616	9,292	445	3,877	329,723

Total General & Administrative Expenses	1,616	9,292	445	3,877	329,723

Other Income & (Expenses)
Other income	-	-	-	-	15,450
Interest expense	(3,851)	(4,869)	(920)	(1,569)	(32,626)

Total Other Income & (Expenses)	(3,851)	(4,869)	(920)	(1,569)	(17,176)

Net Loss	$(5,467)	$(14,161)	$(1,365)	$(5,446)	$(346,899)

Basic loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	29,515,200	29,515,200	29,515,200	29,515,200

Diluted Earnings (Loss) Per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average of diluted common shares outstanding	29,515,200	29,515,200	29,515,200	29,515,200

See Notes to Financial Statements
F 2

INSULCRETE, INC. (Formerly Sun Harbor Resources, Inc.) (A Development Stage Company) Statements of Cash Flows

	Nine Months Ended September 30,		Three Months Ended September 30,		May 3, 1988 (inception) through September 30,
	2006	2005	2006	2005	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(5,467)	$(14,161)	$(1,365)	$(5,446)	$(346,899)
Increase (decrease) in accounts payable	-	-	-	-	-
Increase (decrease) in accrued expenses	3,851	-	920	-	3,851

Net cash provided by (used in) operating activities	(1,616)	(14,161)	(445)	(5,446)	(343,048)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	-	-	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	-	-	295,152
Proceeds from issuance of preferred stock	-	-	-	-	340
Proceeds from issuance of paid-in capital	-	-	-	-	(92,378)
Note payable - related party	(45,000)	7,941	(5,000)	(13,431)	155,370

Net cash provided by (used in) financing activities	(45,000)	7,941	(5,000)	(13,431)	358,484

Net increase (decrease) in cash	(46,616)	(6,220)	(5,445)	(18,877)	15,436

Cash at beginning of period	62,052	90,476	20,881	103,133	-

Cash at end of period	$15,436	$84,256	$15,436	$84,256	$15,436

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$3,851	$4,869	$920	$1,569

Income taxes paid	$-	$-	$-	$-

See Notes to Financial Statements
F 3

INSULCRETE, INC.
(Formerly Sun Harbor Financial Resources, Inc.)
(A Development Stage Company)
Notes to Financial Statements
As of September 30, 2006

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

The change in the Company's name to Insulcrete, Inc. was undertaken in anticipation that the Company may undertake efforts to become active in the residential housing industry. The Company did not, during the fiscal year ending September 30, 2006 or earlier, undertake further efforts to enter the residential housing industry but the Company continues to explore possible opportunities in this area.

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
As of September 30, 2006

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

NOTE 4.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $346,899 during the period from May 3, 1988 (inception) to September 30, 2006. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

F 5

INSULCRETE, INC.
(Formerly Sun Harbor Financial Resources, Inc.)
(A Development Stage Company)
Notes to Financial Statements
As of September 30, 2006

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

As of September 30, 2006 the Company has a note payable due to International Credit Bureau, Inc. (a related party) in the amount of $155,370. This is an unsecured loan with an interest rate of 3%.

NOTE 6.  INCOME TAXES

As of September 30, 2006

Deferred tax assets:
Net operating tax carryforwards	$117,946
Other	-0-

Gross deferred tax assets	117,946
Valuation allowance	(117,946)

Net deferred tax assets	$ -0-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

F 6

INSULCRETE, INC.
(Formerly Sun Harbor Financial Resources, Inc.)
(A Development Stage Company)
Notes to Financial Statements
As of September 30, 2006

NOTE 7.  SCHEDULE OF NET OPERATING LOSSES

1993 Through 1995 Net Operating Loss	$ (52,645)
1996 Net Operating Loss	(165,212)
1997 Net Operating Loss	(7,670)
1998 Net Operating Loss	(4,444)
1999 Net Operating Loss	(7,577)
2000 Net Operating Loss	(4,911)
2001 Net Operating Loss	(36,369)
2002 Net Operating Loss	(9,682)
2003 Net Operating Loss	(9,414)
2004 Net Operating Loss	(17,466)
2005 Net Operating Loss	(26,042)
2006 Net Operating Loss (Three quarters)	(5,467)

Net Operating Loss	$ (346,899)

As of September 30, 2006, the Company has a net operating loss carryforwards of approximately $346,899. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

As of September 30, 2006 the Company had 29,515,200 shares of common stock issued and outstanding.

NOTE 9.  STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of September 30, 2006:

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

Nine Month Periods Ended September 30, 2006 and September 30, 2005

               During the first nine months ending September 30, 2006 ("First Nine Months 2006"), the Company recorded no sales revenues. During this period the Company had no business, assets, or operations. Similarly, during the nine months ending September 30, 2005 ("First Nine Months 2005"), the Company recorded no sales revenues and again during First Nine Months 2005, the Company had no business, assets, or operations.

               During the First Nine Months 2006, the Company did record $1,616 as general and administrative expense - these were expenses related to the maintenance of the Company's corporate charter, accounting, administrative, and related expenses. By comparison, during the First Nine Months 2005, the Company incurred $9,292 as general and administrative expenses. The higher level of general and administrative expenses during the First Nine Months 2005 was primarily due to higher expenses incurred by the Company in filing fees, franchise taxes, accounting expenses, and related expenses related to maintaining the Company's files, required filings, books, and administrative records.

               During the First Nine Months 2006, the Company incurred interest expenses of $3,851 which represented interest expense on the note issued to International Credit Bureau, Inc. ("ICBI"). In contrast, during the First Nine Months 2005 the Company had interest expense of $4,869. The interest expense incurred was incurred on the note issued to ICBI which bears interest at 3% and the amount of interest expense reflected the weighted average balance of the ICBI note during the First Nine Months 2006 versus the balance during the First Nine Months 2005.

               As a result, the Company had a Net Loss of $5,467 during the First Nine Months 2006 compared to a Net Loss of $14,161during the First Nine Months 2005.

               On a per share basis, the Net Loss during the First Nine Months 2006 was $0 compared to First Nine Months 2005 when the Net Loss Per Common Share was $0.

Third Quarter Ending September 30, 2006 versus Third Quarter Ending September 30, 2005

               During the three months ending September 30, 2006 ("Third Quarter 2006"), the Company recorded no sales revenues but did incur $445 in general and administrative expenses compared to $3,877 in general and administrative expenses during the three months ending September 30, 2005 ("Third Quarter 2005") where the Company also did not record and revenues.

               During the Third Quarter 2006, the Company recorded $920 as interest expense on the note issued to ICBI, while during the Third Quarter 2005, the Company recorded $1,569 as interest expense on the ICBI note.

               As a result, the Company recorded a Net Loss of $1,365 during the Third Quarter 2006 compared to a Net Loss of $1,569 during the Third Quarter 2005. This resulted, during each period, of a Diluted Earnings Loss Per Share of $0.

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

6.  Other Factors Cited in Form 10-KSB As Previously Filed.  The Company faces many continuing risks and uncertainties. These also include those risks and uncertainties recited in the Company's most recent Form 10-KSB. Any investor who purchases the Company's Common Stock should be prepared to lose their entire investment.

PART II - OTHER INFORMATION (Unaudited)
Item 1.	Legal Proceedings
None.

Item 2.	Unregistered Sales of Equity Securities And Use of Proceeds

          On November 5, 2006, the Company issued 534,800 shares of its Common Stock to Ms. Lisa Norman in reimbursement for approximately $12,000 in expenses she incurred on behalf of the Company. All of the shares were issued with a restricted securities legend pursuant to a claim of exemption under Section 4(2) of the Securities Act of 1933. Ms. Lisa Norman is an officer and director of the Company and she is sophisticated and experienced in investing in small public companies whose securities are traded on a limited and sporadic basis. In addition, she is fully familiar with the Company, its past history, and its future prospects. As an officer and director, she has full and unlimited access to the Company's books and records. No underwriting, placement agent, or finder's fees were incurred in connection with the issuance of the shares.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders
None.

Item 5.	Other Information
Not applicable.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits
	31.1	Certification
	31.2	Certification
	32.1	Certification
	32.2	Certification

(b) Reports on Form 8-K
No reports on Form 8-K were filed during the nine months ended September 30, 2006.

SIGNATURE

               Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant: Insulcrete, Inc.

Date: November 6, 2006

/s/ Lisa Norman Lisa Norman President, Chief Executive Officer Chief Financial Officer