Form 10KSB
period 2006-12-31
SUN HARBOR FINANCIAL RESOURCES INC
filed 2007-05-17
CIK 841360

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-KSB

(Mark One)
[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

          The aggregate market value of the voting stock held by non-affiliates (23,465,200 shares of Common Stock) was $0 as of April 30, 2007. The stock price for computation purposes was $0.00, based on the closing sale price for the Registrant's Common Stock on the non-OTC Pink Sheets on March 30, 2007. This value is not intended to be a representation as to the value or worth of the Registrant's shares of Common Stock. The number of shares of non-affiliates of the Registrant has been calculated by subtracting shares held by persons affiliated with the Registrant from outstanding shares. The number of shares outstanding of the Registrant's Common Stock as of December 31, 2006 was 30,000,000 shares.

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

MATTER OF FORWARD-LOOKING STATEMENTS

THIS FORM 10-KSB CONTAINS "FORWARD-LOOKING STATEMENTS" THAT CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING WORDS SUCH AS "BELIEVES," "EXPECTS," "MAY," "WILL," "SHOULD," OR "ANTICIPATES," OR THE NEGATIVE OF THESE WORDS OR OTHER VARIATIONS OF THESE WORDS OR COMPARABLE WORDS, OR BY DISCUSSIONS OF PLANS OR STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. MANAGEMENT WISHES TO CAUTION THE READER THAT THESE FORWARD-LOOKING STATEMENTS, INCLUDING, BUT NOT LIMITED TO, STATEMENTS REGARDING THE COMPANY'S MARKETING PLANS, GOALS, COMPETITIVE CONDITIONS, REGULATIONS THAT AFFECT PUBLIC COPMPANIES THAT HAVE NO EXISTING BUSINESS AND OTHER MATTERS THAT ARE NOT HISTORICAL FACTS ARE ONLY PREDICTIONS. NO ASSURANCES CAN BE GIVEN THAT SUCH PREDICTIONS WILL PROVE CORRECT OR THAT THE ANTICIPATED FUTURE RESULTS WILL BE ACHIEVED. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY EITHER BECAUSE ONE OR MORE PREDICTIONS PROVE TO BE ERRONEOUS OR AS A RESULT OF OTHER RISKS FACING THE COMPANY. FORWARD-LOOKING STATEMENTS SHOULD BE READ IN LIGHT OF THE CAUTIONARY STATEMENTS AND IMPORTANT FACTORS DESCRIBED IN THIS FORM 10-KSB FOR INSULCRETE, INC., INCLUDING, BUT NOT LIMITED TO "THE FACTORS THAT MAY AFFECT FUTURE RESULTS" SHOWN AS ITEM 1A AND IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. THE RISKS INCLUDE, BUT ARE NOT LIMITED TO, THE RISKS ASSOCIATED WITH AN EARLY-STAGE COMPANY THAT HAS ONLY A LIMITED HISTORY OF OPERATIONS, THE COMPARATIVELY LIMITED FINANCIAL RESOURCES OF THE COMPANY, THE INTENSE COMPETITION THE COMPANY FACES FROM OTHER ESTABLISHED COMPETITORS, TECHNOLOGICAL CHANGES THAT MAY LIMIT THE ABILITY OF THE COMPANY TO MARKET AND SELL ITS PRODUCTS AND SERVICES OR ADVERSELY IMPACT THE PRICING OF THESE PRODUCTS AND SERVICES, AND MANAGEMENT THAT HAS ONLY LIMITED EXPERIENCE IN DEVELOPING SYSTEMS AND MANAGEMENT PRACTICES. ANY ONE OR MORE OF THESE OR OTHER RISKS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FUTURE RESULTS INDICATED, EXPRESSED, OR IMPLIED IN SUCH FORWARD-LOOKING STATEMENTS. WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT TO REFLECT EVENTS, CIRCUMSTANCES, OR NEW INFORMATION AFTER THE DATE OF THIS FORM 10-KSB OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED OR OTHER SUBSEQUENT EVENTS.

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

          The sale was undertaken pursuant to a Board of Director's resolution previously adopted in May 1995 and after the Board of Directors reviewed the cumulative history of losses incurred by the Company over the past five years and the limited profitable business opportunities that the Board of Directors identified in the Company's mortgage banking business. On this basis, the Board of Director retained the services of an independent valuation expert retained to establish the fair market value of $15,000 for the three subsidiaries as of June 29, 1995.

          After review of the valuation opinion received, the Board of Directors voted to sell the three subsidiaries to David W. Langill, now deceased, at a selling price of $15,000 in accordance with the terms of the "Stock Purchase Agreement Between Sun Harbor Financial Resources, Inc. and David W. Langill" (the "Agreement"). The late Mr. Langill was a co-founder of the Subsidiaries and a co-founder, officer, and director of the Company.

          Under the terms of the Agreement, Mr. Langill agreed to assume all liabilities, known or unknown, whether asserted or unasserted, whether liquidated or unliquidated, and whether due or to become due, including and liability for taxes, office equipment, and other leases, rents, and other obligations of the Subsidiaries except for certain limited obligations. The Note bears interest at 8%, with a principal amount of fifteen thousand dollars and requires a monthly payment of five hundred dollars beginning January 15, 1996. All unpaid principal and interest is due the Company in full no later than June 29, 1998. The Company attempted to collect these monies from the late Mr. Langill but, as stated below, the Company was not successful in collecting any monies on the Note.

          Since the issuance of the Note, the Company did not collect any monies on the Note and the Company has not received any indication that it would ever receive any payment from Mr. Langill or his estate. Further, in February 2004, Mr. Langill died with the result that the Company believes it will likely be unable to collect any monies from his estate. For these reasons, the Company does not anticipate that it will collect any monies on the Note it received from Mr. Langill in connection with the divestiture of the subsidiaries.

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

Employees

          The Company has one part-time employee who serves in management and administrative capacities without any salary.

Item 2A.  Factors That May Affect Future Results

1. New Company: No Revenues from Operation; Risk of Loss. The Company faces all of the risks inherent in a new business, coupled with the risks involved with a blind pool/blank check company. Since the Company's Board of Directors has sold its existing businesses, there is no information at this time upon which to base an assumption that its plans will either materialize or prove successful. There can be no assurance that any of the Company's business activities will result in any operating revenues or profits. Investors should be aware that they may lose all or substantially all of their investment.

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

4. Auditor's Opinion: Going Concern. The Company's independent auditors, Chang Park, CPA, have expressed substantial doubt about the Company's ability to continue as a going concern since the Company is an early-stage company and there exists only a limited history of operations.

5. Limited Financial Resources; Need for Additional Financing & Transactions with ICBI. The Company's financial resources are minimal. The Company needs to obtain additional financing from the sale of the Company's Common Stock, Debt, or some combination thereof in order to undertake further business plans. The Company's ability to operate as a going concern is contingent upon its receipt of additional financing through private placements or by loans. The Company has entered into an agreement and received funds (totaling $200,370 as of December 31, 2005) from International Credit Bureau, Inc., a related party, as a loan from International Credit Bureau, Inc. ("ICBI"). However, there can be no assurance that the Company will continue to obtain funds from International Credit Bureau, Inc. in the future. Moreover, the transactions with ICBI may be viewed as transactions that are the product of a conflict of interest. A conflict of interest arises whenever a person has an interest on both sides of a transaction. While the Company believes that the transaction ICBI were fair and reasonable and likely at no more costs than that which the Company would obtain from an independent, unrelated third party, there can be no guarantee of that. The Company's business may require additional funds in the future. There can be no assurance that if additional funds are required they will be available, or, if available, that they can be obtained on terms satisfactory to Management. In the event the Company elects to issue stock to raise additional capital, any rights or privileges attached to such stock may either (i) dilute the percentage of ownership of the already issued common shares or (ii) dilute the value of such shares. No rights or privileges have been assigned to the stock and any such rights and privileges will be at the total discretion of the Board of Directors of the Company. There can be no guarantee that the Company will be able to obtain additional financing, or if successful, that it will be able to do so on terms that are reasonable in light of current market conditions.

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

9. Lack of Dividends & Obligations to International Credit Bureau, Inc. The company has not paid dividends and does not contemplate paying dividends in the foreseeable future. The Company, as of December 31, 2006, owed International Credit Bureau, Inc., the sum of $155,055 under the terms of a promissory note that bears interest at 3%. The obligations under this Note are significantly greater than the current financial resources of the Company and there can be no assurance that the Company will have or obtain the ability to pay these obligations.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The last meeting of the Company's shareholders was held on May 18, 1989. There were no matters submitted to a vote of shareholders during the fiscal year ending December 31, 2006.

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

2005
No Trading

2006
No Trading

          The Company has followed the policy of reinvesting earnings in the business and, consequently, has not paid any cash dividends. At the present time, no change in this policy is under consideration by the Board of Directors. The payment of cash dividends in the future will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial requirements and condition, opportunities for reinvesting earnings, business conditions and other factors. The number of shareholders of record of Common Stock on March 30, 2007 was approximately 737.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

          From the Company's incorporation in 1988 to June 30, 1995, the Company has offered mortgage banking and brokering, loan servicing and trustee services.

          During the fiscal years ending December 31, 2005 and 2006, the Company had no assets or business operations.

Results of Operations

Fiscal Year Ending December 31, 2005 and Fiscal Year Ending December 31, 2006

          Total Revenues for the year ended December 31, 2006 ("Fiscal 2006") were $0. The lack of revenues reflected the absence of any business activity by the Company during Fiscal 2006. By comparison, during the fiscal year ending December 31, 2005 ("Fiscal 2005"), the Company had $0 revenues as well. During Fiscal 2005, the Company similarly had no business activity.

          General Administrative & Selling Expenses were $12,016 during Fiscal 2006 compared to $19,681 during Fiscal 2005. The decrease from Fiscal 2005 to Fiscal 2006 reflected management's actions in pursuing a deliberate strategy to support the existence of the Company while also attempting to keep costs for overhead, management, and other administrative costs to the lowest possible minimum during Fiscal 2006.

          During Fiscal 2006 and Fiscal 2005, the Company had interest expense of $5,185 and $6,361, respectively. This interest expense was due on the note issued to International Credit Bureau, Inc. ("ICBI") which the Company issued in payment of monies received from time to time from ICBI. The Company also had $0 in other expenses in Fiscal 2005 and 2006. As a result, the Company recorded a Net Loss of $17,201 in Fiscal 2006 compared to a Net Loss of $26,042 in Fiscal 2005. The Company's Loss Per Share in Fiscal 2006 was $0.00 compared to a Loss Per Share of $0.00 in Fiscal 2005.

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

          The Company's existence is entirely tenuous and uncertain. The Company's management believes that it will likely require approximately $10,000 to $15,000 or more in financing per year to maintain its corporate existence and the Company has mot received any indication that such financing is or will become available except that, currently, the Company has obtained and relies upon funding of $155,055 (as of December31, 2006) from International Credit Bureau, Inc. ("ICBI") under the terms of a promissory note that bears interest at 3%. The arrangement and note issued to ICBI is a transaction with a related party and there can be no assurance that the Company will continue to obtain funds from ICBI in the future. Further, all transactions with any related party carry with them the possibility that the transaction may be viewed as unfair and the product of a conflict of interest. A conflict of interest arises whenever a party has an interest on both sides of a transaction. While the Company believes that the transactions with ICBI were undertaken on fair and reasonable terms - similar to that which the Company could obtain from an independent unrelated third party, there can be no assurance that the Company's transactions with ICBI were obtained on terms that were no more than that from an independent third party.

Impact of Inflation

          Inflation has not had a significant effect on the Company's operation during the three years ending December 31, 2006.

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

          In November 2002, the FASB issued FASB issued FASB Interpretation No. 45 ("FIN 45"), -- Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a roll-forward of the entity's product warranty liabilities. The Company will apply the recognition provisions of FIN 45 prospectively to guarantees issued after December 31, 2002. The disclosure provisions of FIN 45 are effective for, and are reflected in, the 2002 financial statements. The adoption of FIN 45 is not expected to have a material effect on the Company's results of operation or financial condition.

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

Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None during 2006.

Item 8A.  CONTROLS AND PROCEDURES

          During the year ending December 31, 2006 the Company's sole officer and director, Lisa Norman, conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")).Based on this evaluation, Ms. Norman concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

PART III

Item 9.  DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSON; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

          The names and ages of the Directors and Executive Officers of the Company are as follows:

Name	Age	Position	Since
Lisa Norman	67	Chairman, President, & CEO	04-18-95

          The Directors serve until the next annual meeting of shareholders or until their successors are elected.

          Lisa Norman was elected Secretary, Treasurer, and Director of the Company on October 5, 1995 and was elected Chairman, President, CEO, and CFO in February 2002. From 2001 to 2004, Ms. Norman has been Senior Vice President and CFO of Homecrete Homes, Inc. a real estate and construction company in Bakersfield, California and Senior Vice President, Secretary, and Treasurer of ICW Walls, Inc., a company that builds insulated, concrete walls in California and Florida for the building industry. From 1993 to 1997, Ms. Norman was Vice President, Secretary, and Treasurer of American Home Alliance, Inc., a real estate and construction company of Bakersfield, California. From 1993 to the present, Ms. Norman has been Vice President, Secretary, and Treasurer of Ancona Group, Ltd., formerly a public company traded on the non-OTC Pink Sheets. From 1992 to the present, Ms. Norman has been Vice President, Secretary, and Treasurer of American Tree Farms, Inc. and Vice President, Secretary, and Treasurer of Great Life, Inc. From 1991 to the present, Ms. Norman has been Vice President, Secretary, and Treasurer of American Home Alliance Industries, Ltd., a public company traded on the Electronic Bulletin Board (OTC) and its subsidiary, American Home Alliance, Inc., a real estate and construction company. From 1978 to 1994, Ms. Norman was Vice President and Secretary of Victorian Mortgage of Mission Veijo and San Clemente, California. From 1978 to 1994 she was Vice President and Secretary-Treasurer of a private investment company. From 1969 to 1978, Ms. Norman was Assistant to the President and CEO of Rocca Finanz AG, Glarus, Switzerland. From 1967 to 1969 she was Executive Secretary and Translator for Booz, Allen, Hamilton Management Consultants in Dusseldorf, Germany. From 1963 to 1967 she was Executive Secretary to the Personnel Manager of American Celanese Corporation at various locations throughout Europe.

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

          The Company is required to identify Covered Persons that the Company knows have failed to file or filed late Section 16(a) reports during the previous fiscal year. To the Company's knowledge, the following Covered Persons during the fiscal year ended December 31, 2006 failed to file on a timely basis reports required by Section 16(a) of the Exchange Act:

Name	Position	Number of Reports Not Filed on a Timely Basis(1)
Lisa Norman	President, Chairman of the Board, CEO, CFO	Form 3; Form 5

(1) To the Company's knowledge in the fiscal year ended December 31, 2006.

Item 10.  Executive Compensation

          The Company's Board of Directors has authorized the compensation of its officers with the following annual cash salaries:

SUMMARY COMPENSATION TABLE (1)

		Annual Compensation			Long-Term Compensation

Awards Payouts

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Other Annual Compen-sation ($) (e)*	Restricted Stock Awards (s) ($) (f)	Securities Underly-ing Options/ SARs (#) (g)	LTIP Payouts ($) (h)	All Other Compen-sation ($) (i)

Lisa Norman Chairman, President, and CEO, CFO	2004 2005 2006	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	0 0 0	$0 $0 $0	$0 $0 $0

Footnote:
1 No other compensation was paid, accrued or received by any of the Company's officers or directors for any of the years shown.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table sets forth information regarding beneficial ownership as of December 31, 2006 of the Company's Common Stock, by any person who is known to the Company to be the beneficial owner of more than 5% of the Company's voting securities and by each Director and by Officers and Directors of the Company as a group. The Company has only one class of common stock. The percentages shown below are computed based on 30,000,000 shares of the Company's Common Stock outstanding as of December 31, 2006.

Name and Address	Number of shares	Percentage of class

Lisa Norman 1400 Norris Road Bakersfield, California 93308	6,535,000	21.78%

All Officers and Directors as a Group (1 person)	6,535,000	21.78%

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The Company entered in an agreement with International Credit Bureau, Inc., a company owned and controlled by a relative of Lisa Norman, the Company's Chairman, President, CEO, and Treasurer. Under the terms of the Agreement, the Company borrowed an aggregate of $155,055 as of December 31, 2006 as a promissory note issued to International Credit Bureau, Inc. The interest rate on the note is 3% and the note allows the Company to borrow funds, from time to time, to increase the principal amount of the note, as the parties mutually agree.

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

Reports on Form 8-K

          (b)  Reports on Form 8-K filed during 2006.

               Report filed on August 8, 2006, Item 4.01, change of Independent Accountants
Exhibit No.	Description of Exhibit

24	Consent of Chang Park, CPAs
31.1	Certification
31.2	Certification
32.1	Certification
32.2	Certification

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)  Accountant Fees

          The aggregate fees billed for the 2006 fiscal year for professional services rendered by our accountants, Chang Park, CPA for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-KSB (17 CFR 249.308a) or 10-QSB (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for such period were $3,000.

          The aggregate fees billed for the 2006 fiscal year for professional services rendered by Chang Park, CPA for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-KSB (17 CFR 249.308a) or 10-QSB (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for such period were $3,750.

          There were no fees billed for the 2005 and 2006 fiscal year for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company's financial statements.

          There were no fees billed for the 2005 and 2006 fiscal year for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

          There were no other fees billed for the 2005 and 2006 fiscal year for products and services provided by the principal accountant, other than the services reported above.

Pre-Approval Policies and Procedures

          Before the accountant is engaged by the Company to render audit or non-audit services, the engagement is approved by the Company's the board of directors acting as the audit committee.

SIGNATURE

          In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant: INSULCRETE, INC.

/s/ Lisa Norman Lisa Norman President, Chief Executive Officer & Chairman of the Board	Date: May 16, 2007

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Lisa Norman Lisa Norman President, Chief Executive Officer and Chairman of the Board	Date: May 16, 2007

INSULCRETE, INC.
(Formerly Sun Harbor Resources, Inc.)
(A Development Stage Company)
Index to Financial Information

Independent Auditors' Report	F 2
Balance Sheets As of December 31, 2006 and 2005	F 3
Statements of Operations For the Year Ended December 31, 2006 and 2005	F 4
Statement of Changes in Stockholders' Equity (Deficit) From May 3, 1988 (inception) through December 31, 2006	F 5
Statements of Cash Flows For the Year Ended December 31, 2006 and 2005	F 6
Notes to Financial Statements	F 7

F 1

Chang G. Park, CPA, Ph. D.
t 371 E STREET t CHULA VISTA t CALIFORNIA 91910-2615t
t TELEPHONE (858)722-5953 t FAX (858) 408-2695 t FAX (858) 764-5480
t E-MAIL changgpark@gmail.com t

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Insulcrete, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheet of Insulcrete, Inc. (A Development Stage "Company") as of December 31, 2006 and the related statements of operation, changes in shareholders' equity and cash flows for the year then ended, and for the period of May 3, 1988 (inception) to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company as of December 31, 2005, and for the period January 20, 1988 (inception) to December 31, 2005 were audited by other auditors whose report dated March 27, 2006, expressed an unqualified opinion on those statements. Their report included an explanatory paragraph regarding going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Insulcrete, Inc. as of December 31, 2006, and the result of its operation and its cash flows for the year then ended and for the period of May 3, 1988 (inception) to December 31, 2006 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  Chang Park
____________________
CHANG G. PARK, CPA

April 10, 2007
San Diego, CA. 91910

Member of the California Society of Certified Public Accountants
Registered with the Public Company Accounting Oversight Board

F 2

INSULCRETE, INC. (A Development Stage Company) Balance Sheets

	As of December 31, 2006		As of December 31, 2005

ASSETS
Current Assets
Cash		$396		$62,052

Total Current Assets		396		62,052

TOTAL ASSETS		$396		$62,052

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities	$		$
Account payable		860		-

Total Current Liabilities		860		-

Long-Term Liabilities
Note payable - related party		155,055		200,370

Total Long-Term Liabilities		155,055		200,370

TOTAL LIABILITIES		155,915		200,370

Stockholders' Equity (Deficit)
Preferred stock, ($.01 par value, 5,000,000 shares authorized; 34,000 issued and outstanding as of December 31, 2006 and 2005)		340		340
Common stock ($.01 par value, 30,000,000 shares authorized; 29,515,200 shares issued and outstanding as of December 31, 2006 and 2005, respectively)		295,152		295,152
Additional paid-in capital		(92,378)		(92,378)
Deficit accumulated during development stage		(358,633)		(341,432)

Total Stockholders' Equity (Deficit)		(155,519)		(138,318)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)		$396		$62,052

See Notes to Financial Statements
F 3

INSULCRETE, INC. (A Development Stage Company) Statements of Operations

	Year Ended December 31,		May 3, 1988 (inception) through December 31,
	2006	2005	2006

Revenues
Revenues	$-	$-	$-

Total Revenues	-	-	-

Operating Costs
Administrative Expenses	12,016	19,681	340,123

Total Operating Costs	12,016	19,681	340,123

Other Income & (Expenses)
Other income	-	-	15,450
Interest expense	(5,185)	(6,361)	(33,960)

Total Other Income & (Expenses)	(5,185)	(6,361)	(18,510)

Net Loss	$(17,201)	$(26,042)	$(358,633)

Basic loss per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	29,515,200	29,515,200

See Notes to Financial Statements
F 4

INSULCRETE, INC. (A Development Stage Company) Statement of Changes in Stockholders' Equity (Deficit) From May 3, 1988 (inception) through December 31, 2006

	Preferred Stock	Preferred Stock Amount	Common Stock	Common Stock Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total

Balance December 31, 1995	34,000	$340	29,515,200	$295,152	$(228,588)	$(52,645)	$14,259

Additional paid in capital					136,210		136,210

Net loss, December 31, 1996						(165,212)	(165,212)

Balance, December 31, 1996	34,000	340	29,515,200	295,152	(92,378)	(217,857)	(14,743)

Net loss, December 31, 1997						(7,670)	(7,670)

Balance, December 31, 1997	34,000	340	29,515,200	295,152	(92,378)	(225,527)	(22,413)

Net loss, December 31, 1998						(4,444)	(4,444)

Balance, December 31, 1998	34,000	340	29,515,200	295,152	(92,378)	(229,971)	(26,857)

Net loss, December 31, 1999						(7,577)	(7,577)

Balance, December 31, 1999	34,000	340	29,515,200	295,152	(92,378)	(237,548)	(34,434)

Net loss, December 31, 2000						(4,911)	(4,911)

Balance, December 31, 2000	34,000	340	29,515,200	295,152	(92,378)	(242,459)	(39,345)

Net Income, December 31, 2001						(36,369)	(36,369)

Balance, December 31, 2001	34,000	$340	29,515,200	$295,152	$(92,378)	$(278,828)	$(75,714)

Net Income, December 31, 2002						(9,682)	(9,682)

Balance, December 31, 2002	34,000	$340	29,515,200	$295,152	$(92,378)	$(288,510)	$(85,396)

Net Income, December 31, 2003						(9,414)	(9,414)

Balance, December 31, 2003	34,000	$340	29,515,200	$295,152	$(92,378)	$(297,924)	$(94,810)

Net Income, December 31, 2004						(17,466)	(17,466)

Balance, December 31, 2004	34,000	$340	29,515,200	$295,152	$(92,378)	$(315,390)	$(112,276)

Net Income, December 31, 2005						(26,042)	(26,042)

Balance, December 31, 2005	34,000	$340	29,515,200	$295,152	$(92,378)	$(341,432)	$(138,318)

Net Income, December 31, 2006						(17,201)	(17,201)

Balance, December 31, 2006	34,000	$340	29,515,200	$295,152	$(92,378)	$(358,633)	$(155,519)

See Notes to Financial Statements
F 5

INSULCRETE, INC. (A Development Stage Company) Statements of Cash Flows

	Year Ended December 31,		May 3, 1988 (inception) through December 31,
	2006	2005	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(17,201)	$(26,042)	$(358,633)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	860	-	860
Increase (decrease) in accrued expenses	-	-	-

Net cash provided by (used in) operating activities	(16,341)	(26,042)	(357,773)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	295,152
Proceeds from issuance of preferred stock	-	-	340
Proceeds from issuance of paid-in capital	-	-	(92,378)
Note payable - related party	(45,315)	(2,382)	155,055

Net cash provided by (used in) financing activities	(45,315)	(2,382)	358,169

Net increase (decrease) in cash	(61,656)	(28,424)	396

Cash at beginning of year	62,052	90,476	-

Cash at end of year	$396	$62,052	$396

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$5,185	$6,361

Income taxes paid	$-	$-

See Notes to Financial Statements
F 6

INSULCRETE, INC.
(A Development Stage Company)
Notes to Financial Statements
As of December 31, 2006

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

b.  Basic Earnings per Share

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective February 1997.

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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be not realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

F 7

INSULCRETE, INC.
(A Development Stage Company)
Notes to Financial Statements
As of December 31, 2006

NOTE 3.  WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common.

NOTE 4.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $357,773 during the period from May 3, 1988 (inception) to December 31, 2006. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

NOTE 5.  RELATED PARTY TRANSACTION

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

As of December 31, 2006 the Company has a note payable due to International Credit Bureau, Inc. (a related party) in the amount of $155,055. This is an unsecured loan with an interest rate of 3%. Total interest recorded for the year ended December 31, 2006 and 2005 was $5,185 and $6,361, respectively.

NOTE 6.  INCOME TAXES

As of December 31, 2006

Deferred tax assets:
Net operating tax carryforwards	$121,935
Other	-0-

Gross deferred tax assets	121,935
Valuation allowance	(121,935)

Net deferred tax assets	$-0-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

F 8

INSULCRETE, INC.
(A Development Stage Company)
Notes to Financial Statements
As of December 31, 2006

NOTE 7.  SCHEDULE OF NET OPERATING LOSSES

1993 Through 1995 Net Operating Loss	$ (52,645)
1996 Net Operating Loss	(165,212)
1997 Net Operating Loss	(7,670)
1998 Net Operating Loss	(4,444)
1999 Net Operating Loss	(7,577)
2000 Net Operating Loss	(4,911)
2001 Net Operating Loss	(36,369)
2002 Net Operating Loss	(9,682)
2003 Net Operating Loss	(9,414)
2004 Net Operating Loss	(17,466)
2005 Net Operating Loss	(26,042)
2006 Net Operating Loss	(17,201)

Net Operating Loss	$ (358,633)

As of December 31, 2006, the Company has a net operating loss carryforwards of approximately $358,633. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

As of December 31, 2006 the Company had 29,515,200 shares of common stock issued and outstanding.

NOTE 9.  STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2006:

•	Preferred stock, $ 0.01 par value: 5,000,000 shares authorized; 34,000 shares issued and outstanding.

•	Common stock, $ 0.01 par value: 30,000,000 shares authorized; 29,515,200 shares issued and outstanding.

F 9