Form 10-Q
period 2007-03-31
SUN HARBOR FINANCIAL RESOURCES INC
filed 2008-11-04
CIK 841360

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from N/A to

Commission file number: 033-27508-LA

Insulcrete, Inc. (Exact Name of Small Business Issuer in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	33-0338441 (I.R.S. Employer Identification No.)

706 Orchid Drive, Unit D, Bakersfield, California 93308 (Address of principal executive office)

(661) 392-7982 Issuer's telephone number, including area code

1400 Norris Road, Bakersfield, California 93308 (Former Name, Former Address, and Former Fiscal Year, If Changed Since Last Report)

          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes          No   X

          The number of shares outstanding of the Registrant's Common Stock as of March 31, 2007 was 29,515,200 shares. Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes          No   X

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes X No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
On March 31, 2007, 29,515,200 shares of the issuer's common stock were outstanding.

Insulcrete, Inc.

TABLE OF CONTENTS

		Page Number

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
	Balance Sheets March 31, 2007 (unaudited) and March 31, 2006	F 1
	Statements of Operations (unaudited) Three Months Ended March 31, 2007 (unaudited) and Three Months Ended March 31, 2006 (unaudited)	F 2
	Statements of Cash Flows (unaudited) Three Months Ended March 31, 2007 and June 30, 2006	F 3
	Notes to Financial Statements (unaudited)	F 4
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14
Item 4.	Controls and Procedures	15

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	17
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3.	Defaults Upon Senior Securities	18
Item 4.	Submission of Matters to a Vote of Security Holders	18
Item 5.	Other Information	18
Item 6.	Exhibits and Reports on Form 8-K	18

Part I. Financial Information

Available Information

          Information about our Company is available from the Company at the address shown on the first page of this Report. We are obligated to file reports with the Securities and Exchange Commission, or SEC. These reports include annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports, each of which is provided on our website after we electronically file such materials with or furnish them to the SEC. You can also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1.800.SEC.0330. In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

MATTER OF FORWARD-LOOKING STATEMENTS

THIS FORM 10-Q CONTAINS "FORWARD-LOOKING STATEMENTS" THAT CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING WORDS SUCH AS "BELIEVES," "EXPECTS," "MAY," "WILL," "SHOULD," OR "ANTICIPATES," OR THE NEGATIVE OF THESE WORDS OR OTHER VARIATIONS OF THESE WORDS OR COMPARABLE WORDS, OR BY DISCUSSIONS OF PLANS OR STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. MANAGEMENT WISHES TO CAUTION THE READER THAT THESE FORWARD-LOOKING STATEMENTS, INCLUDING, BUT NOT LIMITED TO, STATEMENTS REGARDING THE COMPANY'S MARKETING PLANS, GOALS, COMPETITIVE AND TECHNOLOGY TRENDS AND OTHER MATTERS THAT ARE NOT HISTORICAL FACTS ARE ONLY PREDICTIONS. NO ASSURANCES CAN BE GIVEN THAT SUCH PREDICTIONS WILL PROVE CORRECT OR THAT THE ANTICIPATED FUTURE RESULTS WILL BE ACHIEVED. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY EITHER BECAUSE ONE OR MORE PREDICTIONS PROVE TO BE ERRONEOUS OR AS A RESULT OF OTHER RISKS FACING THE COMPANY. FORWARD-LOOKING STATEMENTS SHOULD BE READ IN LIGHT OF THE CAUTIONARY STATEMENTS AND IMPORTANT FACTORS DESCRIBED IN THIS FORM 10-QSB FOR INSULCRETE, INC., INCLUDING, BUT NOT LIMITED TO "THE FACTORS THAT MAY AFFECT FUTURE RESULTS" SHOWN AS ITEM 1A AND IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. THE RISKS INCLUDE, BUT ARE NOT LIMITED TO, THE RISKS ASSOCIATED WITH AN EARLY-STAGE COMPANY THAT HAS ONLY A LIMITED HISTORY OF OPERATIONS, THE COMPARATIVELY LIMITED FINANCIAL RESOURCES OF THE COMPANY, THE INTENSE COMPETITION THE COMPANY FACES FROM OTHER ESTABLISHED COMPETITORS, TECHNOLOGICAL CHANGES THAT MAY LIMIT THE ABILITY OF THE COMPANY TO MARKET AND SELL ITS PRODUCTS AND SERVICES OR ADVERSELY IMPACT THE PRICING OF THESE PRODUCTS AND SERVICES, AND MANAGEMENT THAT HAS ONLY LIMITED EXPERIENCE IN DEVELOPING SYSTEMS AND MANAGEMENT PRACTICES. ANY ONE OR MORE OF THESE OR OTHER RISKS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FUTURE RESULTS INDICATED, EXPRESSED, OR IMPLIED IN SUCH FORWARD-LOOKING STATEMENTS. WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT TO REFLECT EVENTS, CIRCUMSTANCES, OR NEW INFORMATION AFTER THE DATE OF THIS FORM 10-Q OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED OR OTHER SUBSEQUENT EVENTS.

Item 1.  Financial Statements

          See F-1

INSULCRETE, INC. (A Development Stage Company) Balance Sheets

	Unaudited As of March 31, 2007	As of December 31, 2006

ASSETS

Current Assets

Cash	$14,782	$396

Total Current Assets	14,782	396

TOTAL ASSETS	$14,782	$396

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

Accounts payable	$860	$860

Total Current Liabilities	860	860

Long-Term Liabilities

Note payable - related party	171,298	155,055

Total Long-Term Liabilities	171,298	155,055

TOTAL LIABILITIES	172,158	155,915

Stockholders' Equity (Deficit)

Preferred stock,	340	340
($.01 par value, 5,000,000 shares authorized; 34,000 shares issued and outstanding as of March 31, 2007 and December 31, 2006)
Common stock	295,152	295,152
($.01 par value, 30,000,000 shares authorized; 29,515,200 shares issued and outstanding as of March 31, 2007 and December 31, 2006)
Additional paid-in capital	(92,378)	(92,378)
Deficit accumulated during development stage	(360,490)	(358,633)

Total Stockholders' Equity (Deficit)	(157,376)	(155,519)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$14,782	$396

See Notes to Financial Statements.

INSULCRETE, INC. (A Development Stage Company) Statements of Operations (Unaudited)

	Three Months Ended		May 3, 1988 (inception) through March 31, 2007

	March 31, 2007	March 31, 2006

Revenues

Revenues	$-	$-	$-

Total Revenues	-	-	-

Operating Costs

Administrative Expenses	614	412	340,737

Total Operating Costs	614	412	340,737

Other Income & (Expenses)

Other income	-	-	15,450
Interest expense	(1,243)	(1,503)	(35,203)

Total Other Income & (Expenses)	(1,243)	(1,503)	(19,753)

Net Loss	$(1,857)	$(1,915)	$(360,490)

Basic loss per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	29,515,200	29,515,200

See Notes to Financial Statements.

INSULCRETE, INC. (A Development Stage Company) Statements of Cash Flows (unaudited)

	Three Months Ended			May 3, 1988 (inception) through March 31, 2007

	March 31, 2007		March 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)		$(1,857)	$(1,915)	$(360,490)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable		-	-	860
Increase (decrease) in accrued expenses		-	(1,503)	-

Net cash provided by (used in) operating activities		(1,857)	(412)	(359,630)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities		-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock		-	-	295,152
Proceeds from issuance of preferred stock		-	-	340
Proceeds from issuance of paid-in capital		-	-	(92,378)
Note payable - related party		16,243	-	171,298

Net cash provided by (used in) financing activities		16,243	-	374,412

Net increase (decrease) in cash		14,386	(412)	14,782

Cash at beginning of period		396	62,052	-

Cash at end of period		$14,782	$61,640	$14,782

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$		$-

Income taxes paid		$-	$-

See Notes to Financial Statements.

INSULCRETE, INC.
(A Development Stage Company)
Notes to Financial Statements
As of March 31, 2007
(Unaudited)

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

INSULCRETE, INC.
(A Development Stage Company)
Notes to Financial Statements
As of March 31, 2007
(Unaudited)

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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be not realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

e.  New Accounting Pronouncements:

In December 2007, the Financial FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements-an amendment of Accounting Research Bulletin No. 51" ("SFAS 160"). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

INSULCRETE, INC.
(A Development Stage Company)
Notes to Financial Statements
As of March 31, 2007
(Unaudited)

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

e.  New Accounting Pronouncements (continued):

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115". This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "Fair Value Measurements". The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

NOTE 3.  WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common.

INSULCRETE, INC.
(A Development Stage Company)
Notes to Financial Statements
As of March 31, 2007
(Unaudited)

NOTE 4.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $360,490 during the period from May 3, 1988 (inception) to March 31, 2007. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of March 31, 2007 the Company has a note payable due to International Credit Bureau, Inc. (a related party) in the amount of $171,298. This is an unsecured loan with an interest rate of 3%. Total interest recorded for the period ended March 31, 2007 was $1,243.

INSULCRETE, INC.
(A Development Stage Company)
Notes to Financial Statements
As of March 31, 2007
(Unaudited)

NOTE 6.  INCOME TAXES

As of March 31, 2007

Deferred tax assets:
Net operating tax carryforwards	$122,567
Other	-0-
Gross deferred tax assets	122,567
Valuation allowance	(122,567)

Net deferred tax assets	$-0-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 7.  SCHEDULE OF NET OPERATING LOSSES

1993 Through 1995 Net Operating Loss	$(52,645)
1996 Net Operating Loss	(165,212)
1997 Net Operating Loss	(7,670)
1998 Net Operating Loss	(4,444)
1999 Net Operating Loss	(7,577)
2000 Net Operating Loss	(4,911)
2001 Net Operating Loss	(36,369)
2002 Net Operating Loss	(9,682)
2003 Net Operating Loss	(9,414)
2004 Net Operating Loss	(17,466)
2005 Net Operating Loss	(26,042)
2006 Net Operating Loss	(17,201)
2007 Net Operating Loss (three months)	(1,857)

Net Operating Loss	$(360,490)

As of March 31, 2007, the Company has a net operating loss carryforwards of approximately $360,490. Net operating loss carryforward expires twenty years from the date the loss was incurred.

INSULCRETE, INC.
(A Development Stage Company)
Notes to Financial Statements
As of March 31, 2007
(Unaudited)

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

As of March 31, 2007 the Company had 29,515,200 shares of common stock issued and outstanding.

NOTE 9.  STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of March 31, 2007:

•	Preferred stock, $ 0.01 par value: 5,000,000 shares authorized; 34,000 shares issued and outstanding.
•	Common stock, $ 0.01 par value: 30,000,000 shares authorized; 29,515,200 shares issued and outstanding.

NOTE 10.  STOCKHOLDERS' EQUITY

In June 2007, the Company exchanged 3,000,000 shares of common stock to 300,000 of preferred stock.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

As used herein, the term "we," "us," "our," and the "Company" refers to Insulcrete, Inc., a Delaware corporation unless otherwise noted.

Company Background

          We were originally named Sun Harbor Financial Resources, Inc., a Delaware Corporation ("the Company") and was incorporated in the State of Delaware on May 3, 1988. On August 25, 1988, we effectuated a tax free reorganization ("the Acquisition") under Section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended. As a result of the Acquisition, we acquired Sun Harbor Mortgage, Inc., a California Corporation ("SHMI"), incorporated in the State of California on January 26, 1981, which became our wholly-owned subsidiary.

          SHMI was a financial intermediary and operates a mortgage banking firm with activities in San Diego, California. In addition, at that time our second wholly-owned subsidiary, Peninsula Funding Corporation ("PFC"), was a trustee corporation that SHMI specified in it's Deeds of Trust to represent the beneficiary, supervise foreclosure proceedings, and issue reconveyances. At that time the Company derived reconveyance and trustee fee revenues through PFC operations. On September 11, 1989 a third wholly-owned subsidiary, Pacific Empire Escrow, Inc. ("PEEI") was incorporated as a California corporation. Pacific Empire Escrow, Inc. was intended to be an independent Escrow company operating in the state of California. However, Pacific Empire Escrow never became operational, and SHMI formed an Escrow Department to provide Escrow Services for loans that directly involve SHMI. On July 27, 1993, Pacific Empire Escrow, Inc. formally amended its Articles of Incorporation to change its name to Sun Harbor Insurance Services, Inc. ("SHISI"). SHISI offered insurance agency services within San Diego county during the final two quarters of 1993 and for a portion of the first quarter of 1994. However, as a result of a management decision, SHISI's operations were terminated in March 1994.

          In September, 1994 Sun Harbor Insurance Services, Inc. formally amended its Articles of Incorporation to change its name to Sun Harbor Leasing, Inc. ("SHLI"). SHLI offered a wide range of leases on automobiles, aircraft, boats, office equipment, etc. to Lessees in San Diego and other Southern California counties. SHLI became operational during the fourth quarter of 1994.

1995 Actions RE: Divestiture

          On October 31, 1995, our Board of Directors approved the proposed sale of our three wholly-owned subsidiaries, Sun Harbor Mortgage, Inc., Sun Harbor Leasing, Inc., and Peninsula Funding Corporation (collectively, the "Subsidiaries"). The proposed sale of the Subsidiaries was and remains subject to the approval of the Company's shareholders for which the Company plans to file a proxy statement with the U.S. Securities and Exchange Commission.

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

          After review of the valuation opinion received, the Board of Directors voted to sell the three subsidiaries to David W. Langill, at a selling price of fifteen thousand dollars in accordance with the terms of the "Stock Purchase Agreement Between Sun Harbor Financial Resources, Inc. and David W. Langill" (the "Agreement"). Mr. Langill was, at the time, a co-founder of the Subsidiaries and a co-founder, officer, and director of the Company.

          Under the terms of the Agreement, Mr. Langill agreed to assume all liabilities, known or unknown, whether asserted or unasserted, whether liquidated or unliquidated, and whether due or to become due, including and liability for taxes, office equipment, and other leases, rents, and other obligations of the Subsidiaries except for certain limited obligations. The Note carried an interest rate of 8%, with a principal amount of fifteen thousand dollars and required a monthly payment of five hundred dollars beginning January 15, 1996. All unpaid principal and interest was due the Company in full no later than June 29, 1998. The Company attempted to collect these monies from Mr. Langill but, as stated below, the Company was not successful in collecting any monies on the Note.

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

Three Month Periods Ended March 31, 2007 and March 31, 2006

          During the first three months ending March 31, 2007, ("First Quarter 2007"), the Company recorded no sales revenues. During this period the Company had no business, assets, or operations. Similarly, during the first three months ending March 31, 2006 ("First Quarter 2006"), the Company recorded no sales revenues and again during First Quarter 2005, the Company had no business, assets, or operations.

          During the First Quarter 2006, the Company did record $412 as general and administrative expense - these were expenses related to the maintenance of the Company's corporate charter, accounting, administrative, preparation of filings with the U.S. Securities and Exchange Commission, and related expenses. By comparison, during the First Quarter 2007, the Company incurred $614 as general and administrative expenses. The higher level of general and administrative expenses during the First Quarter 2007 was primarily due to efforts that the Company took to attend to the Company's files, books, records, and the preparation and filing of the Company's periodic reports for the current quarter as well as for prior calendar years and quarters together various filing fees.

          During the First Quarter 2007, the Company had interest expense of $1,243. By comparison, during the First Quarter 2006, the Company had interest expense of $1,503. The interest expense incurred in the First Quarter 2007 was incurred as a result of a promissory note issued to International Credit Bureau, Inc. This note bears interest at 3%.

          As a result, the Company had a Net Loss of $1,857 during the First Quarter 2007 compared to a Net Loss of $1,915 during the First Quarter 2006.

          On a per share basis, the Net Loss during the First Quarter 2007 was $0 compared to First Quarter 2006 when the Net Loss Per Common Share was $0.

Liquidity and Capital Resources

          The Company has no real liquidity and no apparent source of financing apart from the arrangement that it has established with ICBI. We currently owe ICBI an aggregate of $171,298 as of March 31, 2007. On a going-forward basis, the Company anticipates that it will need between $8,000 to $20,000annually merely to maintain the Company's existence and to pay the expenses and costs that it incurs to ensure that the Company can remain a corporate enterprise with all of the attendant responsibilities, filings, and associated documentation. For these and other reasons, the Company's management recognizes the adverse difficulties and continuing challenges it faces. Apart from the limited assurances that the Company has received from ICBI, there can be no assurance that the Company will receive any financing or funding from any source or if any financing should be obtained, that existing shareholders will not incur substantial, immediate, and permanent dilution of their existing investment.

          Further, there can be no assurance that the Company will be successful in obtaining any additional financing, or if the Company receives any additional financing, that any such financing can be obtained on terms that may be deemed reasonable given the Company's current dire financial condition.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

          The Company's status as a "shell company" and its securities are subject to a number of substantial risks, including those described below. If any of these or other risks actually occur, the Company's business, financial condition and operating results, as well as the value of our common stock could be materially adversely affected. No attempt has been made to rank these risks in the order of their likelihood or potential harm. In addition to those general risks enumerated elsewhere in the document, any purchaser of the Company's common stock should also consider the following risk factors:

          Further and in the context of the uncertainties facing the Company's business organization and existing debt and obligations on its balance sheet all involve elements of substantial risk. In many instances, these risks arise from factors over which the Company will have little or no control. Some adverse events may be more likely than others and the consequence of some adverse events may be greater than others.

          1.  Continued Operating Losses.  The Company incurred additional losses and negative cash flow during the twelve months ending December 31, 2006. There is no assurance that the Company's operations will be successful or that it will be profitable or achieve positive cash flow in the future.

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

          3.  Lack of Business, No Equity, No Working Capital & Severe Need for Additional Financing.  The Company has no business, no equity, and no operations. If the Company is to develop or acquire any new business, the Company will need to obtain significant additional equity or debt financing on reasonable terms. There can be no guarantee that the Company will be successful in obtaining any such financing or if it is obtained, that stockholders will not lose all of their investment. If we do obtain any new capital, we anticipate that our stockholders will likely incur significant and immediate dilution.

          4.  Auditor's Opinion: Going Concern.  Except for the explanatory paragraph included in the firm's report on the financial statements for the year ended December 31, 2006, relating to the substantial doubt existing about the Company's ability to continue as a going concern, the audit report did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

          We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2007, that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management's Report on Internal Control Over Financial Reporting

          Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The internal controls for the Company are provided by executive management's review and approval of all transactions. Our internal control over financial reporting also includes those policies and procedures that:

(1)  pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2)  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management; and

(3)  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

          Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

          Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

          Based on this assessment, management has concluded that as of December 31, 2006, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

          This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

          There were no changes in our internal control over financial reporting during our fiscal quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

          None.

Item 1A.  Risk Factors

Status as a "Shell Company" and Uncertain Future Prospects

We are a "shell company" within the meaning of Rule 12b-2 of the Securities Exchange Act of 1934. As a result, we and our stockholders are burdened by several disabilities imposed on companies that do not currently possess an operating business. While we continue to look at potential business and investment opportunities, we can not assure you that we will be successful in identifying any suitable business opportunities or, if we identify them, that we can successfully negotiate a transaction that will be beneficial to our stockholders.

Absence of Trading Market for Our Common Stock

Our Common Stock does not trade in any market and there is no certain prospect that our Common Stock will ever achieve tradability on any stock market at any time in the near future. Although our Common Stock is a security that is registered under Section 12(g) of the Securities Exchange Act of 1934 and we are obligated to fulfill certain obligations thereby, we remain a "shell company" and, as result, we will not likely have the ability to gain tradability for our common stock until we acquire or develop a business with assets and operations that will allow us to no longer meet the definition of a "shell company."

Limited Management and Limited Management Time

We have only one officer and director who spends only a limited amount of time attending to our business and financial affairs. This lack of management and lack of management time has and will likely continue to limit our ability to acquire or develop any new business. As a result, there can be no assurance that we will acquire or develop a suitable business or if we are able to do so, that any such acquisition can be undertaken successfully.

Likely Future Dilution & Recapitalization

In the event that we acquire or develop a new business, we anticipate that we may have to undertake a reverse stock split, amend our Certificate of Incorporation (as filed with the Secretary of State of the State of Delaware) to increase our authorized Common Stock and otherwise take other actions necessary in connection with one or more transactions in acquiring or developing a new business. Further, we may have to pay finders' fees, brokers' fees, commissions, and other fees that may require that we issue shares of our Common Stock to one or more persons for the services we receive from them in connection with these transactions. As a result, our existing stockholders will likely incur significant and immediate dilution.

General Uncertainties of Regulatory Environment

Since the passage of the Penny Stock Reform Act of 1990, securities laws, on both a federal and state level, have continued to impose greater burdens and costs on securities that are deemed to be "penny stocks" and on "shell companies" as well. As a result, the ability of a company that is a "shell company" to regain the rights and privileges that would allow its common stock to achieve tradability in any securities market is limited and even if such tradability is later achieved, the stockholders of such companies face new and more stringent burdens in trading their shares. We anticipate that these costs and burdens will likely increase in the future and we cannot assure persons who acquire our Common Stock that their investment will have the marketability or liquidity that they have had in the past.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

          None.

Item 3.  Defaults Upon Senior Securities

          Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

          None.

Item 5.  Other Information

          None.

          Not applicable.

Item 6.  Exhibits and Reports on Form 8-K
(a) Exhibits

31.1	Certification
31.2	Certification

32.1	Certification
32.2	Certification

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the three months ended March 31, 2007.

SIGNATURE

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:
Insulcrete, Inc.

Date: October 9, 2008	/s/ Lisa Norman Lisa Norman President, Chief Executive Officer Chief Financial Officer