Form 10-Q
period 2007-06-30
SUN HARBOR FINANCIAL RESOURCES INC
filed 2008-11-04
CIK 841360

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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

          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes          No   X

          The number of shares outstanding of the Registrant's Common Stock as of June 30, 2007 was 26,515,200 shares. Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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
On June 30, 2007, 26,515,200 shares of the issuer's common stock were outstanding.

Insulcrete, Inc.

TABLE OF CONTENTS

		Page Number

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
	Balance Sheets June 30, 2007 (unaudited) and June 30, 2006	F 1

Statements of Operations (unaudited)
Three Months Ended June 30, 2007 (unaudited)
and Three Months Ended June 30, 2006 (unaudited)
and Six Months Ended June 30, 2007 (unaudited)
and Six Months Ended June 30, 2006

		F 2
	Statements of Cash Flows (unaudited) Six Months Ended June 30, 2007 and June 30, 2006	F 3
	Notes to Financial Statements (unaudited)	F 4
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14
Item 4.	Controls and Procedures	15

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	17
Item 1A.	Risk Factors
Item 2.	Sales of Unregistered Securities	17
Item 3.	Defaults Upon Senior Securities	18
Item 4.	Submission of Matters to a Vote of Security Holders	18
Item 5.	Other Information	18
Item 6.	Exhibits and Reports on Form 8-K	18

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

Item 1.  Financial Statements

          See F-1

INSULCRETE, INC. (A Development Stage Company) Balance Sheets

	Unaudited As of June 30, 2007	As of December 31, 2006

ASSETS

Current Assets

Cash	$17,337	$396

Total Current Assets	17,337	396

TOTAL ASSETS	$17,337	$396

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

Accounts payable	$-	$860

Total Current Liabilities	-	860

Long-Term Liabilities

Note payable - related party	180,602	155,055

Total Long-Term Liabilities	180,602	155,055

TOTAL LIABILITIES	180,602	155,915

Stockholders' Equity (Deficit)

Preferred stock,	3,340	340
($.01 par value, 5,000,000 shares authorized; 334,000 and 34,000 shares issued and outstanding as of June 30, 2007 and December 31, 2006)
Common stock	265,152	295,152
($.01 par value, 30,000,000 shares authorized; 26,515,200 and 29,515,200 shares issued and outstanding as of June 30, 2007 and December 31, 2006)
Additional paid-in capital	(65,378)	(92,378)
Deficit accumulated during development stage	(366,379)	(358,633)

Total Stockholders' Equity (Deficit)	(163,265)	(155,519)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$17,337	$396

See Notes to Financial Statements.

INSULCRETE, INC. (A Development Stage Company) Statements of Operations (Unaudited)

	Six Months Ended		Three Months Ended		May 3, 1988 (inception) through June 30, 2007

	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Revenues

Revenues	$-	$-	-	$-	$-

Total Revenues	-	-	-	-	-

Operating Costs

Administrative Expenses	5,199	1,171	4,585	759	345,322

Total Operating Costs	5,199	1,171	4,585	759	345,322

Other Income & (Expenses)

Other income	-	-	-	-	15,450
Interest expense	(2,547)	(2,931)	(1,304)	(1,428)	(36,507)

Total Other Income & (Expenses)	(2,547)	(2,931)	(1,304)	(1,428)	(21,057)

Net Loss	$(7,746)	$(4,102)	(5,889)	$(2,187)	$(366,379)

Basic loss per share	$(0.00)	$(0.00)	(0.00)	$(0.00)

Weighted average number of common shares outstanding	28,935,090	29,515,200	28,361,354	29,515,200

See Notes to Financial Statements.

INSULCRETE, INC. (A Development Stage Company) Statements of Cash Flows (unaudited)

	Six Months Ended		May 3, 1988 (inception) through June 30, 2007

	June 30, 2007	June 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(7,746)	$(4,102)	$(366,379)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	(860)	-	-

Net cash provided by (used in) operating activities	(8,606)	(4,102)	(366,379)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	265,152
Proceeds from issuance of preferred stock	-	-	3,340
Proceeds from issuance of paid-in capital	-	-	(65,378)
Note payable - related party	25,547	(40,000)	180,602

Net cash provided by (used in) financing activities	25,547	(40,000)	383,716

Net increase (decrease) in cash	16,941	(44,102)	17,337

Cash at beginning of period	396	62,051	-

Cash at end of period	$17,337	$17,949	$17,337

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$-	$-

Income taxes paid	$-	$-

See Notes to Financial Statements.

INSULCRETE, INC.
(A Development Stage Company)
Notes to Financial Statements (unaudited)
As of June 30, 2007

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

INSULCRETE, INC.
(A Development Stage Company)
Notes to Financial Statements (unaudited)
As of June 30, 2007

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

INSULCRETE, INC.
(A Development Stage Company)
Notes to Financial Statements (unaudited)
As of June 30, 2007

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

INSULCRETE, INC.
(A Development Stage Company)
Notes to Financial Statements (unaudited)
As of June 30, 2007

NOTE 4.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $366,379 during the period from May 3, 1988 (inception) to June 30, 2007. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of June 30, 2007 the Company has a note payable due to International Credit Bureau, Inc. (a related party) in the amount of $180,602. This is an unsecured loan with an interest rate of 3%. Total interest recorded for the six months ended June 30, 2007 was $2,547.

INSULCRETE, INC.
(A Development Stage Company)
Notes to Financial Statements (unaudited)
As of June 30, 2007

NOTE 6.  INCOME TAXES

As of June 30, 2007

Deferred tax assets:
Net operating tax carryforwards	$124,569
Other	-0-
Gross deferred tax assets	124,569
Valuation allowance	(124,569)

Net deferred tax assets	$-0-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 7.  SCHEDULE OF NET OPERATING LOSSES

1993 Through 1995 Net Operating Loss	$(52,645)
1996 Net Operating Loss	(165,212)
1997 Net Operating Loss	(7,670)
1998 Net Operating Loss	(4,444)
1999 Net Operating Loss	(7,577)
2000 Net Operating Loss	(4,911)
2001 Net Operating Loss	(36,369)
2002 Net Operating Loss	(9,682)
2003 Net Operating Loss	(9,414)
2004 Net Operating Loss	(17,466)
2005 Net Operating Loss	(26,042)
2006 Net Operating Loss	(17,201)
2007 Net Operating Loss (six months)	(7,746)

Net Operating Loss	$(366,379)

As of June 30, 2007, the Company has a net operating loss carryforwards of approximately $366,379. Net operating loss carryforward expires twenty years from the date the loss was incurred.

INSULCRETE, INC.
(A Development Stage Company)
Notes to Financial Statements (unaudited)
As of June 30, 2007

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

In June, the Company exchanged 3,000,000 shares of common stock to 300,000 of preferred stock.

As of June 30, 2007 the Company had 26,515,200 shares of common stock issued and outstanding.

NOTE 9.  STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of June 30, 2007:

•	Preferred stock, $ 0.01 par value: 5,000,000 shares authorized; 334,000 shares issued and outstanding.
•	Common stock, $ 0.01 par value: 30,000,000 shares authorized; 26,515,200 shares issued and outstanding.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

As used herein, the term "we," "us," "our," and the "Company" refers to Insulcrete, Inc., a Delaware corporation unless otherwise noted.

Company Background

We were originally named Sun Harbor Financial Resources, Inc., a Delaware Corporation ("the Company") and we were incorporated in the State of Delaware on May 3, 1988.

On August 25, 1988, we effectuated a tax free reorganization ("the Acquisition") under Section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended. As a result of the Acquisition, we acquired Sun Harbor Mortgage, Inc., a California Corporation ("SHMI"), incorporated in the State of California on January 26, 1981, which became our wholly-owned subsidiary.

SHMI was a financial intermediary and operates a mortgage banking firm with activities in San Diego, California. In addition, at that time the Company's second wholly-owned subsidiary, Peninsula Funding Corporation ("PFC"), was a trustee corporation that SHMI specifies in it's Deeds of Trust to represent the beneficiary, supervise foreclosure proceedings, and issue reconveyances. At that time, we derived reconveyance and trustee fee revenues through PFC operations. On September 11, 1989 a third wholly-owned subsidiary, Pacific Empire Escrow, Inc. ("PEEI") was incorporated as a California corporation. Pacific Empire Escrow, Inc. was intended to be an independent Escrow company operating in the state of California. However, Pacific Empire Escrow never became operational, and SHMI formed an Escrow Department to provide Escrow Services for loans that directly involve SHMI. On July 27, 1993, Pacific Empire Escrow, Inc. formally amended its Articles of Incorporation to change its name to Sun Harbor Insurance Services, Inc. ("SHISI"). SHISI offered insurance agency services within San Diego county during the final two quarters of 1993 and for a portion of the first quarter of 1994. However, as a result of a management decision, SHISI's operations were terminated in March 1994. In September, 1994 Sun Harbor Insurance Services, Inc. formally amended its Articles of Incorporation to change its name to Sun Harbor Leasing, Inc. ("SHLI"). SHLI offered a wide range of leases on automobiles, aircraft, boats, office equipment, etc. to Lessees in San Diego and other Southern California counties. SHLI became operational during the fourth quarter of 1994.

1995 Actions RE: Divestiture

On October 31, 1995, our Board of Directors approved the proposed sale of our three wholly-owned subsidiaries, Sun Harbor Mortgage, Inc., Sun Harbor Leasing, Inc., and Peninsula Funding Corporation (collectively, the "Subsidiaries"). The proposed sale of the Subsidiaries is and remains subject to the approval of the Company's shareholders for which the Company intends to file a proxy statement with the U.S. Securities and Exchange Commission.

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

Amendments to Articles of Incorporation

On August 13, 2000 and by an action of a majority of our shareholders by written consent and without a meeting, a majority of our shareholders approved an amendment to our Certificate of Incorporation to change our name to Block Tech Corporation.

Subsequently on May 7, 2001and by an action of a majority of our shareholders by written consent and without a meeting, a majority of the Company's shareholders approved an amendment to our Certificate of Incorporation to change our name to Insulcrete, Inc.

The change in our name to Insulcrete, Inc. was undertaken in anticipation that the Company may undertake efforts to become active in the residential housing industry. We did not, during the fiscal year ending December 31, 2004 or earlier undertake further efforts to enter the residential housing industry but the Company continues to explore possible opportunities in this area.

The "Company", as used herein, refers to the consolidated entity unless otherwise noted.

Six Month Periods Ended June 30, 2007 and June 30, 2006

During the first six months ending June 30, 2007 ("First Six Months 2007"), we recorded no sales revenues. During this period we had no business, assets, or operations. Similarly, during the six months ending June 30, 2006 ("First Six Months 2006"), we recorded no sales revenues and we had no business, assets, or operations.

During the First Six Months 2007, we did record $5,199 as general and administrative expense - these were expenses related to the maintenance of the Company's corporate charter, accounting, administrative, legal, and related expenses. By comparison, during the First Six Months 2006, we incurred $1,171 as general and administrative expenses. The higher level of general and administrative expenses during the First Six Months 2007 was primarily due to efforts that the Company took to complete certain delinquent filings with the U.S. Securities and Exchange Commission and otherwise attend to its corporate affairs.

During the First Six Months 2007, we had interest expense of $2,547. The latter reflects interest expense incurred on a note issued to International Credit Bureau, Inc. ("ICBI") which bears interest at 3%. In comparison, we had $2,931 in interest expense on the same note during the First Six Months 2006.

As a result, we had a Net Loss of $7,746 during the First Six Months 2007 compared to a Net Loss of $4,102 during the First Six Months 2006.

On a per share basis, the Net Loss during the First Six Months 2007 was $0 compared to First Six Months 2006 when the Net Loss Per Common Share was $0.

Second Quarter Ending June 30, 2007 versus Second Quarter Ending June 30, 2006

During the three months ending June 30, 2007 ("Second Quarter 2007"), we recorded no sales revenues but did incur $4,585 in general and administrative expenses compared to $759 in general and administrative expenses during the three months ending Second Quarter 2006 ("Second Quarter 2006") where we also did not record and revenues.

During the Second Quarter 2007, we recorded $1,304 as interest expense on the note issued to International Credit Bureau, Inc. ("ICBI"), while during the Second Quarter 2006, the Company recorded $1,428 as interest expense. No other income or expense was recorded during either of these periods.

As a result, we recorded a Net Loss of $5,889 during the Second Quarter 2007 compared to a Net Loss of $2,187 during the Second Quarter 2006. This resulted, during each period, of a Diluted Earnings Loss Per Share of $0.

Liquidity and Capital Resources

The Company has no real liquidity and no apparent source of financing apart from the arrangement that it has established with ICBI. As of June 30, 2007, we had an outstanding balance due ICBI of $180,602. On a going-forward basis, we anticipate that we may need between $8,000 to $20,000 or more annually merely to maintain our corporate existence and pay the expenses and costs that we likely will incur to ensure that we can remain a corporate enterprise with all of our attendant responsibilities, filings, and associated documentation. For these and other reasons, our management recognizes the adverse difficulties and continuing severe challenges we face. Apart from the limited assurances that the Company has received from ICBI, there can be no assurance that the Company will receive any financing or funding from any source or if any financing should be obtained, that existing shareholders will not incur substantial, immediate, and permanent dilution of their existing investment.

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

1.  Continued Operating Losses.  The Company incurred additional losses and negative cash flow during the twelve months ending December 31, 2006. There is no assurance that the Company's operations will be successful or that it will be profitable or achieve positive cash flow in the future

2.  Absence of Assets, Business, Operations & Extraordinary Uncertainties.  The Company has no meaningful assets, business or operations and there can be no assurance that the Company will regain or acquire any new assets in the future. While the Company may later search for other ventures, the ability of the Company to undertake any such future venture will likely be severely limited and there can be no assurance that the Company will ever acquire any other business venture or if such a venture is acquired, that any such venture can be acquired on any reasonable terms in light of the Company's current financial circumstances.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2007, that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Sales of Unregistered Securities

          Not applicable.

Item 3.  Defaults Upon Senior Securities

          Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

          None.

Item 5.  Other Information

          Not applicable.

Item 6.  Exhibits and Reports on Form 8-K
(a) Exhibits

31.1	Certification
31.2	Certification

32.1	Certification
32.2	Certification

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the six months ended June 30, 2007.

SIGNATURE

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:
Insulcrete, Inc.

Date: October 9, 2008	/s/ Lisa Norman Lisa Norman President, Chief Executive Officer Chief Financial Officer