Form 10-Q
period 2007-09-30
SUN HARBOR FINANCIAL RESOURCES INC
filed 2008-11-04
CIK 841360

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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

          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes          No   X

          The number of shares outstanding of the Registrant's Common Stock as of September 30, 2007 was 26,515,200 shares. Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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
On September 30, 2007, 26,515,200 shares of the issuer's common stock were outstanding.

Insulcrete, Inc.

TABLE OF CONTENTS

		Page Number

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
	Balance Sheets September 30, 2007 (unaudited) and September 30, 2006	F 1

Statements of Operations (unaudited)
Three Months Ended September 30, 2007 (unaudited)
and Three Months Ended September 30, 2006 (unaudited)
and Nine Months Ended September 30, 2007 (unaudited)
and Nine Months Ended September 30, 2006

		F 2
	Statements of Cash Flows (unaudited) Nine Months Ended September 30, 2007 and September 30, 2006	F 3
	Notes to Financial Statements (unaudited)	F 4
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14
Item 4.	Controls and Procedures	15

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	17
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3.	Defaults Upon Senior Securities	18
Item 4.	Submission of Matters to a Vote of Security Holders	18
Item 5.	Other Information	18
Item 6.	Exhibits and Reports on Form 8-K	18

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

Item 1.  Financial Statements

          See F-1

INSULCRETE, INC. (A Development Stage Company) Balance Sheets

	Unaudited As of September 30, 2007	As of December 31, 2006

ASSETS

Current Assets

Cash	$15,587	$396

Total Current Assets	15,587	396

TOTAL ASSETS	$15,587	$396

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

Accounts payable	$-	$860

Total Current Liabilities	-	860

Long-Term Liabilities

Note payable - related party	181,967	155,055

Total Long-Term Liabilities	181,967	155,055

TOTAL LIABILITIES	181,967	155,915

Stockholders' Equity (Deficit)

Preferred stock,	3,340	340
($.01 par value, 5,000,000 shares authorized; 334,000 and 34,000 shares issued and outstanding as of September 30, 2007 and December 31, 2006)
Common stock	265,152	295,152
($.01 par value, 30,000,000 shares authorized; 26,515,200 and 29,515,200 shares issued and outstanding as of September 30, 2007 and December 31, 2006)
Additional paid-in capital	(65,378)	(92,378)
Deficit accumulated during development stage	(369,494)	(358,633)

Total Stockholders' Equity (Deficit)	(166,380)	(155,519)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$15,587	$396

See Notes to Financial Statements.

INSULCRETE, INC. (A Development Stage Company) Statements of Operations (Unaudited)

	Nine Months Ended		Three Months Ended		May 3, 1988 (inception) through September 30, 2007

	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

Revenues

Revenues	$-	$-	-	$-	$-

Total Revenues	-	-	-	-	-

Operating Costs

Administrative Expenses	6,949	1,616	1,750	445	347,072

Total Operating Costs	6,949	1,616	1,750	445	347,072

Other Income & (Expenses)

Other income	-	-	-	-	15,450
Interest expense	(3,912)	(3,851)	(1,365)	(920)	(37,872)

Total Other Income & (Expenses)	(3,912)	(3,851)	(1,365)	(920)	(22,422)

Net Loss	$(10,861)	$(5,467)	(3,115)	$(1,365)	$(369,494)

Basic loss per share	$(0.00)	$(0.00)	(0.00)	$(0.00)

Weighted average number of common shares outstanding	28,119,596	29,515,200	26,515,200	29,515,200

See Notes to Financial Statements.

INSULCRETE, INC. (A Development Stage Company) Statements of Cash Flows (Unaudited)

	Nine Months Ended		May 3, 1988 (inception) through September 30, 2007

	September 30, 2007	September 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(10,861)	$(5,467)	$(369,494)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	(860)	3,851	-

Net cash provided by (used in) operating activities	(11,721)	(1,616)	(369,494)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	265,152
Proceeds from issuance of preferred stock	-	-	3,340
Proceeds from issuance of paid-in capital	-	-	(65,378)
Note payable - related party	26,912	(45,000)	181,967

Net cash provided by (used in) financing activities	26,912	(45,000)	385,0816

Net increase (decrease) in cash	15,191	(46,616)	15,587

Cash at beginning of period	396	62,051	-

Cash at end of period	$15,587	$15,435	$15,587

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$-	$-

Income taxes paid	$-	$-

See Notes to Financial Statements.

INSULCRETE, INC.
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
As of September 30, 2007

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
As of September 30, 2007

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
As of September 30, 2007

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

INSULCRETE, INC.
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
As of September 30, 2007

NOTE 4.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $369,494 during the period from May 3, 1988 (inception) to September 30, 2007. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of September 30, 2007 the Company has a note payable due to International Credit Bureau, Inc. (a related party) in the amount of $181,967. This is an unsecured loan with an interest rate of 3%. Total interest recorded for the nine ended September 30, 2007 was $3,912.

INSULCRETE, INC.
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
As of September 30, 2007

NOTE 6.  INCOME TAXES

As of September 30, 2007

Deferred tax assets:
Net operating tax carryforwards	$125,628
Other	-0-
Gross deferred tax assets	125,628
Valuation allowance	(125,628)

Net deferred tax assets	$-0-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 7.  SCHEDULE OF NET OPERATING LOSSES

1993 Through 1995 Net Operating Loss	$(52,645)
1996 Net Operating Loss	(165,212)
1997 Net Operating Loss	(7,670)
1998 Net Operating Loss	(4,444)
1999 Net Operating Loss	(7,577)
2000 Net Operating Loss	(4,911)
2001 Net Operating Loss	(36,369)
2002 Net Operating Loss	(9,682)
2003 Net Operating Loss	(9,414)
2004 Net Operating Loss	(17,466)
2005 Net Operating Loss	(26,042)
2006 Net Operating Loss	(17,201)
2007 Net Operating Loss (nine months)	(10,861)

Net Operating Loss	$(369,494)

As of September 30, 2007, the Company has a net operating loss carryforwards of approximately $369,494. Net operating loss carryforward expires twenty years from the date the loss was incurred.

INSULCRETE, INC.
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
As of September 30, 2007

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

As of September 30, 2007 the Company had 26,515,200 shares of common stock issued and outstanding.

NOTE 9.  STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of September 30, 2007:

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

Subsequently on May 7, 2001and by an action of a majority of our shareholders by written consent and without a meeting, a majority of the Company= s shareholders approved an amendment to our Certificate of Incorporation to change our name to Insulcrete, Inc.

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

Nine Month Periods Ended September 30, 2007 and September 30, 2006

During the first nine months ending September 30, 2007 ("First Nine Months 2007"), the Company recorded no sales revenues. During this period the Company had no business, assets, or operations. Similarly, during the nine months ending September 30, 2006 ("First Nine Months 2006"), the Company recorded no sales revenues and again during First Nine Months 2006, the Company had no business, assets, or operations.

During the First Nine Months 2007, the Company did record $6,949 as general and administrative expense - these were expenses related to the maintenance of the Company's corporate charter, accounting, administrative, and related expenses. By comparison, during the First Nine Months 2006, the Company incurred $1,616 as general and administrative expenses. The higher level of general and administrative expenses during the First Nine Months 2007 was primarily due to higher expenses incurred by the Company in filing fees, franchise taxes, accounting expenses, and related expenses related to maintaining the Company's files, required filings, books, and administrative records.

During the First Nine Months 2007, the Company incurred interest expenses of $3,912 which represented interest expense on the note issued to International Credit Bureau, Inc. ("ICBI"). In contrast, during the First Nine Months 2006 the Company had interest expense of $3,851. The interest expense incurred was incurred on the note issued to ICBI which bears interest at 3% and the amount of interest expense reflected the weighted average balance of the ICBI note during the First Nine Months 2007 versus the balance during the First Nine Months 2006. As of September 30, 2007, we had a balance of $181,967 due and owing to ICBI.

As a result, the Company had a Net Loss of $10,861 during the First Nine Months 2007 compared to a Net Loss of $5,467 during the First Nine Months 2007.

On a per share basis, the Net Loss during the First Nine Months 2007 was $0 compared to First Nine Months 2006 when the Net Loss Per Common Share was $0.

Third Quarter Ending September 30, 2007 versus Third Quarter Ending September 30, 2006

During the three months ending September 30, 2007 ("Third Quarter 2007"), the Company recorded no sales revenues but did incur $1,365 in general and administrative expenses compared to $920 in general and administrative expenses during the three months ending September 30, 2006 ("Third Quarter 2006") where the Company also did not record and revenues.

During the Third Quarter 2007, the Company recorded $1,365 as interest expense on the note issued to ICBI, while during the Third Quarter 2006, the Company recorded $920 as interest expense on the ICBI note.

As a result, the Company recorded a Net Loss of $3,115 during the Third Quarter 2007 compared to a Net Loss of $1,365 during the Third Quarter 2006. This resulted, during each period, of a Diluted Earnings Loss Per Share of $0.

Liquidity and Capital Resources

The Company has no real liquidity and no apparent source of financing apart from the arrangement that it has established with ICBI. As of September 30, 2007 the Company owed $181,967 to ICBI. On a going-forward basis, the Company anticipates that it may need between $8,000 to $20,000 or more annually merely to maintain the Company's existence and to pay the expenses and costs that it incurs to ensure that the Company can remain a corporate enterprise with all of the attendant responsibilities, filings, and associated documentation. For these and other reasons, the Company's management recognizes adverse difficulties and challenges it faces. Apart from the limited assurances that the Company has received from ICBI, there can be no assurance that the Company will receive any financing or funding from any source or if any financing should be obtained, that existing shareholders will not incur substantial, immediate, and permanent dilution of their existing investment.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2007, that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the six months ended September 30, 2007.

SIGNATURE

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:
Insulcrete, Inc.

Date: October 9, 2008	/s/ Lisa Norman Lisa Norman President, Chief Executive Officer Chief Financial Officer