Form 10KSB
period 2007-12-31
Insulcrete, Inc.
filed 2008-11-14
CIK 841360

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)
[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________

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

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act: Common Stock

          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   X      No

          Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes X No

State issuer's revenues for its most recent fiscal year: $0.

          State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $0 October 31, 2008

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 26,515,200 Shares as of October 31, 2008.

Transitional Small Business Disclosure Format (Check one): Yes No X

INSULCRETE, INC.
FORM 10-KSB
TABLE OF CONTENTS

PART I

FORWARD-LOOKING STATEMENTS

THIS FORM 10-KSB CONTAINS "FORWARD-LOOKING STATEMENTS". FORWARD-LOOKING STATEMENTS ARE STATEMENTS CONCERNING ESTIMATES, PLANS, OBJECTIVES, GOALS, STRATEGIES, EXPECTATIONS, INTENTIONS, PROJECTIONS, DEVELOPMENTS, FUTURE EVENTS, PERFORMANCE OR PRODUCTS, UNDERLYING (EXPRESSED OR IMPLIED) ASUMPTIONS AND OTHER STATEMENTS THAT ARE OTHER THAN HISTORICAL FACTS. IN SOME CASES FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING WORDS SUCH AS "ESTIMATED," "BELIEVES," "EXPECTS," "MAY," "WILL," "SHOULD," OR "ANTICIPATES," OR THE NEGATIVE OF THESE WORDS OR OTHER VARIATIONS OF THESE WORDS OR COMPARABLE WORDS, OR BY DISCUSSIONS OF PLANS OR STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. MANAGEMENT WISHES TO CAUTION THE READER THAT THESE FORWARD-LOOKING STATEMENTS, INCLUDING, BUT NOT LIMITED TO, STATEMENTS REGARDING THE COMPANY AND ITS PLANS OR INTENTIONS, ESTIMATES, GOALS, COMPETITIVE TRENDS AND OTHER MATTERS THAT ARE NOT HISTORICAL FACTS ARE ONLY PREDICTIONS. NO ASSURANCES CAN BE GIVEN THAT SUCH PREDICTIONS WILL PROVE CORRECT OR THAT THE ANTICIPATED FUTURE RESULTS WILL BE ACHIEVED. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY EITHER BECAUSE ONE OR MORE PREDICTIONS PROVE TO BE ERRONEOUS OR AS A RESULT OF OTHER RISKS FACING THE COMPANY. FORWARD-LOOKING STATEMENTS SHOULD BE READ IN LIGHT OF THE CAUTIONARY STATEMENTS AND IMPORTANT FACTORS DESCRIBED IN THIS FORM 10-KSB, INCLUDING, BUT NOT LIMITED TO "THE FACTORS THAT MAY AFFECT FUTURE RESULTS" SHOWN AS ITEM 1A AND IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. THE RISKS INCLUDE, BUT ARE NOT LIMITED TO, THE RISKS ASSOCIATED WITH A SHELL COMPANY THAT HAS NO OPERATIONS, THE COMPARATIVELY LIMITED FINANCIAL RESOURCES OF THE COMPANY, THE INTENSE COMPETITION THE COMPANY FACES FROM OTHER ESTABLISHED COMPETITORS, AND THE LEGAL UNCERTAINTIES THAT DIRECTLY AND INDIRECTLY IMPACT "SHELL COMPANIES". ANY ONE OR MORE OF THESE OR OTHER RISKS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FUTURE RESULTS INDICATED, EXPRESSED, OR IMPLIED IN SUCH FORWARD-LOOKING STATEMENTS. WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT TO REFLECT EVENTS, CIRCUMSTANCES, OR NEW INFORMATION AFTER THE DATE OF THIS FORM 10-KSB OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED OR OTHER SUBSEQUENT EVENTS.

As used herein, the term "the Company," "we," "us," and "our" refer to Insulcrete, Inc., a Delaware corporation and its subsidiaries unless otherwise noted.

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

Business Services Prior to June 30, 1995

          Prior to June 30, 1995, the Company had three wholly-owned subsidiary corporations, Sun Harbor Mortgage, Inc. ("SHMI"), Peninsula Funding Corporation ("PFC") and Sun Harbor Leasing, Inc. ("SHLI"). SHMI, PFC and SHLI are California corporations. SHMI is a Mortgage Banking and Brokerage firm, PFC is a Trustee corporation and SHLI offers vehicle leasing services. Through its operating subsidiaries, the Company had seven business services: (1) Equity Lending; (2) Loan Servicing (3) Residential Mortgage Banking Services; (4) Commercial Loan Brokering Services; (5) Reconveyance and Trustee Fee Services; (6) Escrow Services; and (7) Vehicle Leasing Services.

Current Plan of Operation

          We may, if circumstances allow, undertake efforts to become involved in the residential housing industry or, otherwise remain, pending the approval of our shareholders, a "clean public shell" and thereby seek to either merge with or acquire an operating company with operating history and assets or, in the alternative, we may undertake efforts to become involved in the residential housing industry. The exact form and nature of any investment or activity that we may undertake in any industry has not yet been determined. In our current condition, the Securities and Exchange Commission has defined and designated our company as a "blind pool" and "blank check" company with all of the unfortunate aspects of that moniker.

          If we do not successfully pursue some form of business in the residential housing industry, then our primary activity will likely involve seeking merger or acquisition candidates with whom it can either merge or acquire. We have not selected any company for acquisition or merger and does not intend to limit potential acquisition candidates to any particular field or industry, but does retain the right to limit acquisition or merger candidates, if it so chooses, to a particular field or industry. Our plans are in the conceptual stage only and we may or may not pursue any investments or business activity in the residential housing industry.

          We will not restrict its search to any specific business, industry or geographical location, and we may participate in a business venture of virtually any kind or nature. The discussion of the proposed business under this caption is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities.

          We anticipate that we may obtain funds in one or more private placements to finance the operation of any acquired business. Persons purchasing securities in these placements and other shareholders will likely not have the opportunity to participate in the decision relating to any acquisition. The Company's proposed business is sometimes referred to as a "blind pool" because any investors will entrust their investment monies to the Company's management before they have a chance to analyze any ultimate use to which their money may be put. Consequently, the Company's potential success is heavily dependent on the Company's management, which will have virtually unlimited discretion in searching for and entering into a business opportunity. There can be no assurance that the Company will be able to raise any funds in private placements.

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

          As is customary in the industry, we may pay a finder's fee for locating an acquisition prospect. If any such fee is paid, it will be approved by our Board of Directors and will be in accordance with the industry standards. Such fees are customarily between 1% and 5% of the size of the transaction, based upon a sliding scale of the amount involved. Such fees are typically in the range of 5% on a 41,000,000 transaction ratably down to 1% in a $4,000,000 transaction.

          We have insufficient capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes we will offer owners of business opportunities the opportunity to acquire a controlling ownership interest in a public company at substantially less cost than is required to conduct an initial public offering.

          The owners of the business opportunities will, however, incur significant post-merger or acquisition registration costs in the event they wish to register a portion of their shares for subsequent sale. We will also incur significant legal and accounting costs in connection with the acquisition of a business opportunity including the costs of preparing post-effective amendments, Forms 8-K, agreements and related reports and documents, nevertheless, the officers and directors of the Companies have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

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

          We will not acquire or merge with any company for which audited financial statements cannot be obtained. It may be anticipated that any opportunity in which the Company participates will present certain risks. Many of these risks cannot be adequately identified prior to selection of the specific opportunity, and the Company's shareholders must, therefore, depend on the ability of management to identify and evaluate such risk. In the case of some of the opportunities available to the Company, it may be anticipated that the promoters thereof have been unable to develop a going concern or that such business is in its development stage in that it has not generated significant revenues from its principal business activities prior to the Company's participation.

          There is a risk, even after our participation in the activity and the related expenditure of our funds, that the combined enterprises will still be unable to become a going concern or advance beyond the development stage. Many of the opportunities may involve new and untested products, processes, or market strategies which may not succeed. Such risks will be assumed by the Company and, therefore, our shareholders.

          We will not restrict our search for any specific kind of business, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is currently impossible to predict the status of any business in which the Company may become engaged, in that such business may need additional capital, may merely desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

Acquisition of Opportunities

          In implementing a structure for a particular business acquisition, the company may become a party to a merger, consolidation, reorganization, joint venture, franchise or licensing agreement with another corporation or entity. It may also purchase stock or assets of an existing business. On the consummation of a transaction, it is possible that our present management and shareholders will not be in control of the Company. In addition, a majority or all of our officers and directors may, as part of the terms of the acquisition transaction, resign and be replaced by new officers and directors without a vote of our shareholders.

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

          While the actual terms of a transaction to which we may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so called "tax-free" reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code"). In order to obtain tax free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company, would retain less than 20% of the issued and outstanding shares of the surviving entity, which could result in significant dilution in the equity of such shareholders.

          As part of our investigation, our sole officer and director will likely meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check reference of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise.

          The manner in which we may participate in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity, and the relative negotiating strength of the Company and such other management.

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

Item 1A.  Risk Factors

          Our Common Stock is subject to a number of substantial risks, including those described below. Since we are a "shell company" and we do not have any actual business, assets, or operations, if our Common Stock ever regains tradability in any stock market, the trading price or value of its securities could be materially adversely affected. No attempt has been made to rank these risks in the order of their likelihood or potential harm. In addition to those general risks enumerated elsewhere in the document, any purchaser of the Company's common stock should also consider the following risk factors:

Risks Related to the Ownership of the Company's Stock

There is currently no market for our common stock. If a substantial and sustained market for the Company's common stock does not develop, the Company's stockholders may have difficulty selling, or be unable to sell, their shares.

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

5. Limited Financial Resources; Need for Additional Financing & Transactions with ICBI. The Company's financial resources are minimal. The Company needs to obtain additional financing from the sale of the Company's Common Stock, Debt, or some combination thereof in order to undertake further business plans. The Company's ability to operate as a going concern is contingent upon its receipt of additional financing through private placements or by loans. The Company has entered into an agreement and received funds (totaling $183,342 as of December 31, 2007) from International Credit Bureau, Inc., a related party, as a loan from International Credit Bureau, Inc. ("ICBI"). However, there can be no assurance that the Company will continue to obtain funds from International Credit Bureau, Inc. in the future. Moreover, the transactions with ICBI may be viewed as transactions that are the product of a conflict of interest. A conflict of interest arises whenever a person has an interest on both sides of a transaction. While the Company believes that the transaction ICBI were fair and reasonable and likely at no more costs than that which the Company would obtain from an independent, unrelated third party, there can be no guarantee of that. The Company's business may require additional funds in the future. There can be no assurance that if additional funds are required they will be available, or, if available, that they can be obtained on terms satisfactory to Management. In the event the Company elects to issue stock to raise additional capital, any rights or privileges attached to such stock may either (i) dilute the percentage of ownership of the already issued common shares or (ii) dilute the value of such shares. No rights or privileges have been assigned to the stock and any such rights and privileges will be at the total discretion of the Board of Directors of the Company. There can be no guarantee that the Company will be able to obtain additional financing, or if successful, that it will be able to do so on terms that are reasonable in light of current market conditions.

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

9. Lack of Dividends & Obligations to International Credit Bureau, Inc.. The company has not paid dividends and does not contemplate paying dividends in the foreseeable future. The Company, as of December 31, 2007, owed International Credit Bureau, Inc., the sum of $183,342 under the terms of a promissory note that bears interest at 3%. The obligations under this Note are significantly greater than the current financial resources of the Company and there can be no assurance that the Company will have or obtain the ability to pay these obligations.

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

12. Possible Rule 144 Stock Sales. At least 26,515,200 shares of the Company's outstanding Common Stock are "restricted securities" and may be sold only in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration. Rule 144 provides that a person holding restricted securities for a period of two years may thereafter sell in brokerage transactions, an amount not exceeding in any three month period the greater of either (i) 1% of the Company's outstanding Common Stock, or (ii) the average weekly trading volume during a period of four calendar weeks immediate preceding any sale. Persons who are not affiliated with the Company and who have held their restricted securities for at least three years are not subject to the volume limitation. Possible or actual sales of the Company's Common Stock by present shareholders under Rule 144 may have a depressive effect on the price of the Company's Common Stock in any market which may develop.

13. Risks of Low Priced Stocks. Currently, the Company's common stock is not trading in any market and there is no certain prospect that the Company's common stock will regain any trading in any organized market. In the past, the Company's common stock had only limited and sporadic trading in the so-called "pink sheets," and before that, on the "Electronic Bulletin Board." As a result and due to the absence of a market, a shareholder may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the Company's securities. In the absence of a security being quoted on NASDAQ, or the Company having $2,000,000 in net tangible assets, trading in the Common Stock is covered by Rule 3a51-1 promulgated under the Securities Exchange Act of 1934 for non-NASDAQ and non-exchange listed securities. Under such rule, broker/dealers who recommend such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse) must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale.

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

Item 2.  Description of Properties

          None.

Item 3.  Legal Proceedings

          The Company is not a party to any pending legal proceedings, and no such proceedings are known to be threatened or contemplated.

Item 4.  Submission of Matters to a Vote of Security Holders

          None.

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

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

2006
No Trading

2007
No Trading

          The Company has followed the policy of reinvesting earnings in the business and, consequently, has not paid any cash dividends. At the present time, no change in this policy is under consideration by the Board of Directors. The payment of cash dividends in the future will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial requirements and condition, opportunities for reinvesting earnings, business conditions and other factors. The number of shareholders of record of Common Stock on October 31, 2008 was approximately 737.

Item 6.  Management's Discussion and Analysis or Plan of Operation

Overview

          From the Company's incorporation in 1988 to June 30, 1995, the Company offered mortgage banking and brokering, loan servicing and trustee services. During the fiscal years ending December 31, 2006 and 2007, the Company had no assets or business operations.

Results of Operations

Fiscal Year Ending December 31, 2007 and Fiscal Year Ending December 31, 2006

          Total Revenues for the year ended December 31, 2007 ("Fiscal 2007") were $0. The lack of revenues reflected the absence of any business activity by the Company during Fiscal 2007. By comparison, during the fiscal year ending December 31, 2006 ("Fiscal 2006"), the Company had $0 revenues as well. During Fiscal 2006, the Company similarly had no business activity.

          General Administrative were $11,819 during Fiscal 2007 compared to $12,016 during Fiscal 2006. The decrease from Fiscal 2006 to Fiscal 2007 reflected management's actions in pursuing a deliberate strategy to support the existence of the Company while also attempting to keep costs for overhead, management, and other administrative costs to the lowest possible minimum during Fiscal 2007.

          During Fiscal 2007 and Fiscal 2006, the Company had interest expense of $5,287 and $5,185, respectively. This interest expense was due on the note issued to International Credit Bureau, Inc. ("ICBI") which the Company issued in payment of monies received from time to time from ICBI. The Company also had $0 in other expenses in Fiscal 2007 and Fiscal 2006. As a result, the Company recorded a Net Loss of $17,106 in Fiscal 2007 compared to a Net Loss of $17,201 in Fiscal 2006. The Company's Loss Per Share in Fiscal 2007 was $0.00 compared to a Loss Per Share of $0.00 in Fiscal 2006.

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

          The Company's existence is entirely tenuous and uncertain. The Company's management believes that it will likely require approximately $10,000 to $15,000 or more in financing per year to maintain its corporate existence and the Company has mot received any indication that such financing is or will become available except that, currently, the Company has obtained and relies upon funding of $183,342 (as of December31, 2007) from International Credit Bureau, Inc. ("ICBI") under the terms of a promissory note that bears interest at 3%. The arrangement and note issued to ICBI is a transaction with a related party and there can be no assurance that the Company will continue to obtain funds from ICBI in the future. Further, all transactions with any related party carry with them the possibility that the transaction may be viewed as unfair and the product of a conflict of interest. A conflict of interest arises whenever a party has an interest on both sides of a transaction. While the Company believes that the transactions with ICBI were undertaken on fair and reasonable terms - similar to that which the Company could obtain from an independent unrelated third party, there can be no assurance that the Company's transactions with ICBI were obtained on terms that were no more than that from an independent third party.

Impact of Inflation

          Inflation has not had a significant effect on the Company's operation during the three years ending December 31, 2007.

Recent Accounting Pronouncements

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

Item 7.  Financial Statements

          See pages beginning with page F-1.

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None

Item 8A.  Controls and Procedures

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

          Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded (as of December 31, 2007 and as a result of management's further review of these matters), that our disclosure controls and procedures were not effective because of the untimely filing of the management report on the internal controls. We have since taken steps to ensure that our disclosure controls and procedures will be effective in that we will be able to timely file the management report in all future filings with the Securities and Exchange Commission.

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

          Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

          Based on this assessment, management has concluded that as of December 31, 2007, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

          This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

          There were no changes in our internal control over financial reporting during our fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.  Other Information

          None

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

          The names and ages of the Directors and Executive Officers of the Company are as follows:

Name	Age	Position	Since
Lisa Norman	68	Chairman, President, & CEO	04-18-95

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

          The Company is required to identify Covered Persons that the Company knows have failed to file or filed late Section 16(a) reports during the previous fiscal year. To the Company's knowledge, the following Covered Persons during the fiscal year ended December 31, 2007 failed to file on a timely basis reports required by Section 16(a) of the Exchange Act:

Name	Position	Number of Reports Not Filed on a Timely Basis (1)
Lisa Norman	President, Chairman of the Board, CEO, CFO	Form 3; Form 5

(1) To the Company's knowledge in the fiscal year ended December 31, 2007.

          No director of the Company is also currently a director of any company registered pursuant to Section 12 of the Securities Exchange Act of 1934 or any company registered as an investment company under the Investment Company Act of 1940.

Item 10.  Executive Compensation

          The Company's Board of Directors has authorized the compensation of its officers with the following annual cash salaries:

SUMMARY COMPENSATION TABLE (1)

		Annual Compensation			Long-Term Compensation

Awards Payouts

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Other Annual Compen-sation ($) (e)*	Restricted Stock Awards (s) ($) (f)	Securities Underly-ing Options/ SARs (#) (g)	LTIP Payouts ($) (h)	All Other Compen-sation ($) (i)

Lisa Norman Chairman, President, and CEO, CFO	2005 2006 2007	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	0 0 0	$0 $0 $0	$0 $0 $0

Footnote:
1 No other compensation was paid, accrued or received by any of the Company's officers or directors for any of the years shown.

Compensation Discussion and Analysis

          The Company has not paid and has incurred no obligations for the payment of any compensation to its sole officer and director during the fiscal years ending December 31, 2005, 2006, and 2007.

Compensation of Non-Executive Directors

          Non-executive directors do not receive compensation but are reimbursed for their expenses for each meeting of the board that they attend.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          The following table sets forth information relating to the beneficial ownership of the Company common stock by those persons beneficially holding more than 5% of the Company's common stock, by the Company's directors and executive officers, and by all of the Company's directors and executive officers as a group as of December 31, 2007:

Name and Address	Number of shares	Percentage of class

Lisa Norman 706 Orchid Drive, Unit D, Bakersfield, California 93308	6,535,000	21.78%

All Officers and Directors as a Group (1 person)	6,535,000	21.78%

Item 12.  Certain Relationships and Related Transactions

          The Company entered in an agreement with International Credit Bureau, Inc., a company owned and controlled by a relative of Lisa Norman, the Company's Chairman, President, CEO, and Treasurer. Under the terms of the Agreement, the Company borrowed an aggregate of $183,342 as of December 31, 2007 as a promissory note issued to International Credit Bureau, Inc. The interest rate on the note is 3% and the note allows the Company to borrow funds, from time to time, to increase the principal amount of the note, as the parties mutually agree.

Item 13.  Exhibits
31		Rule 13a-14(a)/15d-14a(a) Certifications
	31.1	Rule 13a-14(a) Certification of Chief Executive Officer
	31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32		Section 1350 Certifications
	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer
	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer

Item 14.  Principal Accountant Fees and Services

Audit Fees

          The aggregate fees billed for the 2007 fiscal year for professional services rendered by our accountants, Chang Park, CPA for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-KSB and 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for such period were $8,500.

The aggregate fees billed for the 2006 fiscal year for professional services rendered by our accountants, Chang Park, CPA for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-KSB and 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for such period were $6,750.

Audit-Related Fees

          There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under "Audit Fees" for fiscal years 2007 and 2006.

Tax Fees

          There were no fees billed for tax compliance, tax advice, and tax planning services for the fiscal years ended December 31, 2007 and 2006.

All Other Fees

          There were no fees billed for other services for the fiscal years ended December 31, 2007 and 2006.

Pre-approval Policies and Procedures

          Prior to engaging our accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. The board in accordance with procedures for the company approved all of the services described above.

SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant:) INSULCRETE, INC.

/s/ Lisa Norman Lisa Norman President, Chief Executive Officer & Chairman of the Board	Date: November 3, 2008

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Lisa Norman Lisa Norman President, Chief Executive Officer and Chairman of the Board	Date: November 3, 2008

INSULCRETE, INC.
(A Development Stage Company)
Index to Financial Information

Independent Auditors' Report	F 2
Balance Sheets As of December 31, 2007 and 2006	F 3
Statements of Operations For the Year Ended December 31, 2007 and 2006	F 4
Statement of Changes in Stockholders' Equity (Deficit) From May 3, 1988 (inception) through December 31, 2007	F 5
Statements of Cash Flows For the Year Ended December 31, 2007 and 2006	F 6
Notes to Financial Statements	F 7

F 1

Chang G. Park, CPA, Ph. D.
t 2667 CAMINO DEL RIO S. PLAZA B t SAN DIEGO t CALIFORNIA 92108-3707 t
t TELEPHONE (858) 722-5953 t FAX (858) 761-0341 t FAX (858) 764-5480
t E-MAIL changgpark@gmail.com t

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Insulcrete, Inc.

We have audited the accompanying balance sheets of Insulcrete, Inc. (A Development Stage Company, the "Company") as of December 31, 2007 and 2006 and the related statements of operations, changes in shareholders' equity and cash flows for the years then ended and for the period from May 3, 1988 (inception) through December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Insulcrete, Inc. as of December 31, 2007 and 2006, and the result of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  Chang Park
CHANG G. PARK, CPA

September 24, 2008
San Diego, CA. 92108

Member of the California Society of Certified Public Accountants
Registered with the Public Company Accounting Oversight Board

F 2

INSULCRETE, INC. (A Development Stage Company) Balance Sheets

	As of December 31, 2007		As of December 31, 2006

ASSETS
Current Assets
Cash		$10,717		$396

Total Current Assets		10,717		396

TOTAL ASSETS		$10,717		$396

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities	$		$
Account payable		-		860

Total Current Liabilities		-		860

Long-Term Liabilities
Note payable - related party		183,342		155,055

Total Long-Term Liabilities		183,342		155,055

TOTAL LIABILITIES		183,342		155,915

Stockholders' Equity (Deficit)
Preferred stock, ($.01 par value, 5,000,000 shares authorized; 334,000 and 34,000 issued and outstanding as of December 31, 2007 and 2006)		3,340		340
Common stock ($.01 par value, 30,000,000 shares authorized; 26,515,200 and 29,515,200 shares issued and outstanding as of December 31, 2007 and 2006, respectively)		265,152		295,152
Additional paid-in capital		(65,378)		(92,378)
Deficit accumulated during development stage		(375,739)		(358,633)

Total Stockholders' Equity (Deficit)		(172,625)		(155,519)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)		$10,717		$396

See Notes to Financial Statements
F 3

INSULCRETE, INC. (A Development Stage Company) Statements of Operations

	Year Ended December 31,		May 3, 1988 (inception) through December 31,
	2007	2006	2007

Revenues
Revenues	$-	$-	$-

Total Revenues	-	-	-

Operating Costs
Administrative Expenses	11,819	12,016	351,942

Total Operating Costs	11,819	12,016	351,942

Other Income & (Expenses)
Other income	-	-	15,450
Interest expense	(5,287)	(5,185)	(39,247)

Total Other Income & (Expenses)	(5,287)	(5,185)	(23,797)

Net Loss	$(17,106)	$(17,201)	$(375,739)

Basic loss per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	27,715,200	29,515,200

See Notes to Financial Statements
F 4

INSULCRETE, INC. (A Development Stage Company) Statement of Changes in Stockholders' Equity (Deficit) From May 3, 1988 (inception) through December 31, 2007

	Preferred Stock	Preferred Stock Amount	Common Stock	Common Stock Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total

Balance December 31, 1995	34,000	$340	29,515,200	$295,152	$(228,588)	$(52,645)	$14,259

Additional paid in capital					136,210		136,210

Net Loss, December 31, 1996						(165,212)	(165,212)

Balance, December 31, 1996	34,000	340	29,515,200	295,152	(92,378)	(217,857)	(14,743)

Net Loss, December 31, 1997						(7,670)	(7,670)

Balance, December 31, 1997	34,000	340	29,515,200	295,152	(92,378)	(225,527)	(22,413)

Net Loss, December 31, 1998						(4,444)	(4,444)

Balance, December 31, 1998	34,000	340	29,515,200	295,152	(92,378)	(229,971)	(26,857)

Net Loss, December 31, 1999						(7,577)	(7,577)

Balance, December 31, 1999	34,000	340	29,515,200	295,152	(92,378)	(237,548)	(34,434)

Net Loss, December 31, 2000						(4,911)	(4,911)

Balance, December 31, 2000	34,000	340	29,515,200	295,152	(92,378)	(242,459)	(39,345)

Net Loss, December 31, 2001						(36,369)	(36,369)

Balance, December 31, 2001	34,000	$340	29,515,200	$295,152	$(92,378)	$(278,828)	$(75,714)

Net Loss, December 31, 2002						(9,682)	(9,682)

Balance, December 31, 2002	34,000	$340	29,515,200	$295,152	$(92,378)	$(288,510)	$(85,396)

Net Loss, December 31, 2003						(9,414)	(9,414)

Balance, December 31, 2003	34,000	$340	29,515,200	$295,152	$(92,378)	$(297,924)	$(94,810)

Net Loss, December 31, 2004						(17,466)	(17,466)

Balance, December 31, 2004	34,000	$340	29,515,200	$295,152	$(92,378)	$(315,390)	$(112,276)

Net Loss, December 31, 2005						(26,042)	(26,042)

Balance, December 31, 2005	34,000	$340	29,515,200	$295,152	$(92,378)	$(341,432)	$(138,318)

Net Loss, December 31, 2006						(17,201)	(17,201)

Balance, December 31, 2006	34,000	$340	29,515,200	$295,152	$(92,378)	$(358,633)	$(155,519)

Common stock exchange agreement to preferred stock	300,000	3,000	(3,000,000)	(30,000)	27,000

Net Loss, December 31, 2007						(17,106)	(17,106)

Balance, December 31, 2007	334,000	$3,340	26,515,200	$265,152	$(65,378)	$(375,739)	$(172,625)

See Notes to Financial Statements
F 5

INSULCRETE, INC. (A Development Stage Company) Statements of Cash Flows

	Year Ended December 31,		May 3, 1988 (inception) through December 31,
	2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(17,106)	$(17,201)	$(375,739)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	(860)	860	-

Net cash provided by (used in) operating activities	(17,966)	(16,341)	(375,739)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	265,152
Proceeds from issuance of preferred stock	-	-	3,340
Proceeds from issuance of paid-in capital	-	-	(65,378)
Note payable - related party	28,287	(45,315)	183,342

Net cash provided by (used in) financing activities	28,287	(45,315)	386,456

Net increase (decrease) in cash	10,321	(61,656)	10,717

Cash at beginning of year	396	62,052	-

Cash at end of year	$10,717	$396	$10,717

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$-	$-

Income taxes paid	$-	$-

See Notes to Financial Statements
F 6

INSULCRETE, INC.
(A Development Stage Company)
Notes to Financial Statements
As of December 31, 2007

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

F 7

INSULCRETE, INC.
(A Development Stage Company)
Notes to Financial Statements
As of December 31, 2007

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 4.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $375,739 during the period from May 3, 1988 (inception) to December 31, 2007. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

F 8

INSULCRETE, INC.
(A Development Stage Company)
Notes to Financial Statements
As of December 31, 2007

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

As of December 31, 2007 the Company has a note payable due to International Credit Bureau, Inc. (a related party) in the amount of $183,342. This is an unsecured loan with an interest rate of 3%. Total interest recorded for the year ended December 31, 2007 was $5,287.

NOTE 6.  INCOME TAXES

As of December 31, 2007

Deferred tax assets:
Net operating tax carryforwards	$127,751
Other	-0-

Gross deferred tax assets	127,751
Valuation allowance	(127,751)

Net deferred tax assets	$-0-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

F 9

INSULCRETE, INC.
(A Development Stage Company)
Notes to Financial Statements
As of December 31, 2007

NOTE 7.  SCHEDULE OF NET OPERATING LOSSES

1993 Through 1995 Net Operating Loss	$ (52,645)
1996 Net Operating Loss	(165,212)
1997 Net Operating Loss	(7,670)
1998 Net Operating Loss	(4,444)
1999 Net Operating Loss	(7,577)
2000 Net Operating Loss	(4,911)
2001 Net Operating Loss	(36,369)
2002 Net Operating Loss	(9,682)
2003 Net Operating Loss	(9,414)
2004 Net Operating Loss	(17,466)
2005 Net Operating Loss	(26,042)
2006 Net Operating Loss	(17,201)
2007 Net Operating Loss	(17,106)

Net Operating Loss	$ (375,739)

As of December 31, 2007, the Company has a net operating loss carryforwards of approximately $375,739. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

As of December 31, 2007 the Company had 26,515,200 shares of common stock issued and outstanding.

NOTE 9.  STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2007:

•	Preferred stock, $ 0.01 par value: 5,000,000 shares authorized; 334,000 shares issued and outstanding.

•	Common stock, $ 0.01 par value: 30,000,000 shares authorized; 26,515,200 shares issued and outstanding.

F 10