Form 10-Q
period 2008-03-31
Insulcrete, Inc.
filed 2008-11-14
CIK 841360

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

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

          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes          No   X

          The number of shares outstanding of the Registrant's Common Stock as of March 31, 2008 was 26,515,200 shares. Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes          No   X

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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
On March 31, 2008, 26,515,200 shares of the issuer's common stock were outstanding.

Insulcrete, Inc.

TABLE OF CONTENTS

		Page Number

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
	Balance Sheets March 31, 2008 (unaudited) and December 31, 2007	F 1
	Statements of Operations (unaudited) Three Months Ended March 31, 2008 (unaudited) and Three Months Ended March 31, 2007 (unaudited)	F 2
	Statements of Cash Flows (unaudited) Three Months Ended March 31, 2008 and March 31, 2007	F 3
	Notes to Financial Statements (unaudited)	F 4
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14
Item 4.	Controls and Procedures	15

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	17
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3.	Defaults Upon Senior Securities	18
Item 4.	Submission of Matters to a Vote of Security Holders	18
Item 5.	Other Information	18
Item 6.	Exhibits and Reports on Form 8-K	18

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

Item 1.  Financial Statements

          See F-1

INSULCRETE, INC. (A Development Stage Company) Balance Sheets

	Unaudited As of March 31, 2008	As of December 31, 2007

ASSETS

Current Assets

Cash	$2,069	$10,717

Total Current Assets	2,069	10,717

TOTAL ASSETS	$2,069	$10,717

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

Accounts payable	$-	$-

Total Current Liabilities	-	-

Long-Term Liabilities

Note payable - related party	179,713	183,342

Total Long-Term Liabilities	179,713	183,342

TOTAL LIABILITIES	179,713	183,342

Stockholders' Equity (Deficit)

Preferred stock,	3,340	3,340
($.01 par value, 5,000,000 shares authorized; 334,000 issued and outstanding as of March 31, 2008 and December 31, 2007)
Common stock	265,152	265,152
($.01 par value, 30,000,000 shares authorized; 26,515,200 shares issued and outstanding as of March 31, 2008 and December 31, 2007)
Additional paid-in capital	(65,378)	(65,378)
Deficit accumulated during development stage	(380,758)	(375,739)

Total Stockholders' Equity (Deficit)	(177,644)	(172,625)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$2,069	$10,717

See Notes to Financial Statements.

INSULCRETE, INC. (A Development Stage Company) Statements of Operations (Unaudited)

	Three Months Ended		May 3, 1988 (inception) through March 31, 2008

	March 31, 2008	March 31, 2007

Revenues

Revenues	$-	$-	$-

Total Revenues	-	-	-

Operating Costs

Administrative Expenses	3,648	614	355,590

Total Operating Costs	3,648	614	355,590

Other Income & (Expenses)

Other income	-	-	15,450
Interest expense	(1,371)	(1,243)	(40,618)

Total Other Income & (Expenses)	(1,371)	(1,243)	(25,168)

Net Loss	$(5,019)	$(1,857)	$(380,758)

Basic loss per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	26,515,200	29,515,200

See Notes to Financial Statements.

INSULCRETE, INC. (A Development Stage Company) Statements of Cash Flows (unaudited)

	Three Months Ended			May 3, 1988 (inception) through March 31, 2008

	March 31, 2008		March 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)		$(5,019)	$(1,857)	$(380,758)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable		-	-	-

Net cash provided by (used in) operating activities		(5,019)	(1,857)	(380,758)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities		-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock		-	-	265,152
Proceeds from issuance of preferred stock		-	-	3,340
Proceeds from issuance of paid-in capital		-	-	(65,378)
Note payable - related party		(3,629)	16,242	179,713

Net cash provided by (used in) financing activities		(3,629)	16,242	382,827

Net increase (decrease) in cash		(8,648)	14,385	2,069

Cash at beginning of period		10,717	396	-

Cash at end of period		$2,069	$14,781	$2,069

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$		$-

Income taxes paid		$-	$-

See Notes to Financial Statements.

INSULCRETE, INC.
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
As of March 31, 2008

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
As of March 31, 2008

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
As of March 31, 2008

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

INSULCRETE, INC.
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
As of March 31, 2008

NOTE 4.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $380,758 during the period from May 3, 1988 (inception) to March 31, 2008. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of March 31, 2008 the Company has a note payable due to International Credit Bureau, Inc. (a related party) in the amount of $179,713. This is an unsecured loan with an interest rate of 3%. Total interest recorded for the three months ended March 31, 2008 was $1,371.

INSULCRETE, INC.
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
As of March 31, 2008

NOTE 6.  INCOME TAXES

As of March 31, 2008

Deferred tax assets:
Net operating tax carryforwards	$129,458
Other	-0-
Gross deferred tax assets	129,458
Valuation allowance	(129,458)

Net deferred tax assets	$-0-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 7.  SCHEDULE OF NET OPERATING LOSSES

1993 Through 1995 Net Operating Loss	$(52,645)
1996 Net Operating Loss	(165,212)
1997 Net Operating Loss	(7,670)
1998 Net Operating Loss	(4,444)
1999 Net Operating Loss	(7,577)
2000 Net Operating Loss	(4,911)
2001 Net Operating Loss	(36,369)
2002 Net Operating Loss	(9,682)
2003 Net Operating Loss	(9,414)
2004 Net Operating Loss	(17,466)
2005 Net Operating Loss	(26,042)
2006 Net Operating Loss	(17,201)
2007 Net Operating Loss	(17,106)
2008 Net Operating Loss (three months)	(5,019)

Net Operating Loss	$(380,758)

As of March 31, 2008, the Company has a net operating loss carryforwards of approximately $380,758. Net operating loss carryforward expires twenty years from the date the loss was incurred.

INSULCRETE, INC.
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
As of March 31, 2008

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

As of March 31, 2008 the Company had 26,515,200 shares of common stock issued and outstanding.

NOTE 9.  STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of March 31, 2008:

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

Three Month Periods Ended March 31, 2008 and March 31, 2007

During the first three months ending March 31, 2008, ("First Quarter 2008"), we recorded no sales revenues. During this period we had no business, assets, or operations. Similarly, during the first three months ending March 31, 2007 ("First Quarter 2007"), we recorded no sales revenues and again during First Quarter 2006, we had no business, assets, or operations.

During the First Quarter 2008, we did record $3,648 as general and administrative expense - these were expenses related to the maintenance of the Company's corporate charter, accounting, administrative, preparation of filings with the U.S. Securities and Exchange Commission, and related expenses. By comparison, during the First Quarter 2007, we incurred $614 as general and administrative expenses. The higher level of general and administrative expenses during the First Quarter 2008 was primarily due to efforts that we took to attend to our files, books, records, and the preparation and filing of our periodic reports for the current quarter as well as for prior calendar years and quarters together various filing fees.

During the First Quarter 2008, we had interest expense of $1,371. By comparison, during the First Quarter 2007, we had interest expense of $1,243. The interest expense incurred in the First Quarter 2008 was incurred as a result of a promissory note issued to International Credit Bureau, Inc. This note bears interest at 3%.

As a result, we had a Net Loss of $5,019 during the First Quarter 2008 compared to a Net Loss of $1,857 during the First Quarter 2007.

On a per share basis, the Net Loss during the First Quarter 2008 was $0 compared to First Quarter 2007 when the Net Loss Per Common Share was $0.

Liquidity and Capital Resources

We have no real liquidity and no apparent source of financing apart from the arrangement that we have established with ICBI. We currently owe ICBI an aggregate of $179,713 as of March 31, 2008. On a going-forward basis, the Company anticipates that it will need between $8,000 to $20,000annually merely to maintain the Company's existence and to pay the expenses and costs that it incurs to ensure that the Company can remain a corporate enterprise with all of the attendant responsibilities, filings, and associated documentation. For these and other reasons, our management recognizes the adverse difficulties and continuing challenges we face. Apart from the limited assurances that we have received from ICBI, there can be no assurance that we will receive any financing or funding from any source or if any financing should be obtained, that existing shareholders will not incur substantial, immediate, and permanent dilution of their existing investment.

Further, there can be no assurance that we will be successful in obtaining any additional financing, or if we receive any additional financing, that any such financing can be obtained on terms that may be deemed reasonable given our current dire financial condition.

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

1.  Continued Operating Losses.  We incurred additional losses and negative cash flow during the twelve months ending December 31, 2007. There is no assurance that our operations (if any are ever established) will be successful or that we will be profitable or achieve positive cash flow in the future.

2.  Absence of Assets, Business, Operations & Extraordinary Uncertainties.  We have no meaningful assets, business or operations and there can be no assurance that we will regain or acquire any new assets in the future. While we may later search for other ventures, our ability to undertake any such future venture will likely be severely limited and there can be no assurance that we will ever acquire any other business venture or if such a venture is acquired, that any such venture can be acquired on any reasonable terms in light of our current financial circumstances.

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

4.  Auditor's Opinion: Going Concern.  Except for the explanatory paragraph included in the firm's report on the financial statements for the year ended December 31, 2007, relating to the substantial doubt existing about the Company's ability to continue as a going concern, the audit report did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

5.  Subordinate to Existing and Future Debt & Newly-Issued Outstanding Preferred Stock.  All of the Common Stock is subordinate to the claims of the Company's existing and future creditors and any future holders of the Company's preferred stock. The Company is authorized to issue shares of the Company's preferred stock and 300,000 shares of our Preferred Stock were issued in March 2008 in an exchange transaction. In this transaction, three holders of our Common Stock exchanged shares of our Common Stock (aggregating 3,000,000 shares) for an aggregate of 300,000 shares of our Series B Preferred Stock. All of the 300,000 shares of our Series B Preferred Stock are immune to any stock split and may be converted into shares of our Common Stock upon the election of each of the holders. We did not receive any cash or other proceeds in connection with the exchange transaction and the transaction was completed without any third party. The exchange transaction was completed solely between each of the holders and the Company's sole officer, Lisa Norman.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2008, that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

          None.

Item 1A.  Risk Factors

Status as a "Shell Company" and Uncertain Future Prospects

We are a "shell company" within the meaning of Rule 12b-2 of the Securities Exchange Act of 1934. As a result, we and our stockholders are burdened by several disabilities imposed on companies that do not currently possess an operating business. While we continue to look at potential business and investment opportunities, we can not assure you that we will be successful in identifying any suitable business opportunities or, if we identify them, that we can successfully negotiate a transaction that will be beneficial to our stockholder.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company is authorized to issue shares of the Company's preferred stock. In March 2008 the Company issued 300,000 shares of its Preferred Stock in an exchange transaction. In this transaction, three holders of the Company's Common Stock exchanged shares of its Common Stock (aggregating 3,000,000 shares) for an aggregate of 300,000 shares of the Company's Series B Preferred Stock. All of the 300,000 shares of the Series B Preferred Stock are immune to any stock split and may be converted into shares of the Company's Common Stock upon the election of each of the holders. The Company did not receive any cash or other proceeds in connection with the exchange transaction and the transaction was completed without any third party. The exchange transaction was completed solely between each of the holders and the Company's sole officer, Lisa Norman.

Item 3.  Defaults Upon Senior Securities

          Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

          None.

Item 5.  Other Information

          None.

          Not applicable.

Item 6.  Exhibits and Reports on Form 8-K
(a) Exhibits

31.1	Certification
31.2	Certification

32.1	Certification
32.2	Certification

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the three months ended March 31, 2008.

SIGNATURE

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:
Insulcrete, Inc.

Date: November 3, 2008	/s/ Lisa Norman Lisa Norman President, Chief Executive Officer Chief Financial Officer