Form 10-Q
period 2008-06-30
Insulcrete, Inc.
filed 2008-11-14
CIK 841360

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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

          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes          No   X

The number of shares outstanding of the Registrant's Common Stock as of June 30, 2008 was 26,515,200 shares. Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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
On June 30, 2008, 26,515,200 shares of the issuer's common stock were outstanding.

Insulcrete, Inc.

TABLE OF CONTENTS

		Page Number

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
	Balance Sheets June 30, 2008 (unaudited) and December 31, 2007	F 1

Statements of Operations (unaudited)
Three Months Ended June 30, 2008 (unaudited)
and Three Months Ended June 30, 2007 (unaudited)
and Six Months Ended June 30, 2008 (unaudited)
and Six Months Ended June 30, 2007

		F 2
	Statements of Cash Flows (unaudited) Six Months Ended June 30, 2008 and June 30, 2007	F 3
	Notes to Financial Statements (unaudited)	F 4
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14
Item 4.	Controls and Procedures	15

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	17
Item 1A.	Risk Factors
Item 2.	Sales of Unregistered Securities	17
Item 3.	Defaults Upon Senior Securities	18
Item 4.	Submission of Matters to a Vote of Security Holders	18
Item 5.	Other Information	18
Item 6.	Exhibits and Reports on Form 8-K	18

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

Item 1.  Financial Statements

          See F-1

INSULCRETE, INC. (A Development Stage Company) Balance Sheets

	Unaudited As of June 30, 2008	As of December 31, 2007

ASSETS

Current Assets

Cash	$1,301	$10,717

Total Current Assets	1,301	10,717

TOTAL ASSETS	$1,301	$10,717

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

Accounts payable	$-	$-

Total Current Liabilities	-	-

Long-Term Liabilities

Note payable - related party	181,039	183,342

Total Long-Term Liabilities	181,039	183,342

TOTAL LIABILITIES	181,039	183,342

Stockholders' Equity (Deficit)

Preferred stock,	3,340	3,340
($.01 par value, 5,000,000 shares authorized; 334,000 issued and outstanding as of June 30, 2008 and December 31 2007)
Common stock	265,152	265,152
($.01 par value, 30,000,000 shares authorized; 26,515,200 shares issued and outstanding as of June 30, 2008 and December 31, 2007)
Additional paid-in capital	(65,378)	(65,378)
Deficit accumulated during development stage	(382,852)	(375,739)

Total Stockholders' Equity (Deficit)	(179,738)	(172,625)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$1,301	$10,717

See Notes to Financial Statements.

INSULCRETE, INC. (A Development Stage Company) Statements of Operations (Unaudited)

	Six Months Ended		Three Months Ended		May 3, 1988 (inception) through June 30, 2008

	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Revenues

Revenues	$-	$-	-	$-	$-

Total Revenues	-	-	-	-	-

Operating Costs

Administrative Expenses	4,416	5,199	768	5,445	356,358

Total Operating Costs	4,416	5,199	768	5,445	356,358

Other Income & (Expenses)

Other income	-	-	-	-	15,450
Interest expense	(2,697)	(2,547)	(1,326)	(1,304)	(41,944)

Total Other Income & (Expenses)	(2,697)	(2,547)	(1,326)	(1,304)	(26,494)

Net Loss	$(7,113)	$(7,746)	(2,094)	$(6,749)	$(382,852)

Basic loss per share	$(0.00)	$(0.00)	(0.00)	$(0.00)

Weighted average number of common shares outstanding	26,515,200	28,935,090	26,515,200	28,361,354

See Notes to Financial Statements.

INSULCRETE, INC. (A Development Stage Company) Statements of Cash Flows (unaudited)

	Six Months Ended		May 3, 1988 (inception) through June 30, 2008

	June 30, 2008	June 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(7,113)	$(7,746)	$(382,852)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	-	(860)	-

Net cash provided by (used in) operating activities	(7,113)	(8,606)	(382,852)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	265,152
Proceeds from issuance of preferred stock	-	-	3,340
Proceeds from issuance of paid-in capital	-	-	(65,378)
Note payable - related party	(2,303)	25,547	181,039

Net cash provided by (used in) financing activities	(2,303)	25,547	384,153

Net increase (decrease) in cash	(9,416)	16,941	1,301

Cash at beginning of period	10,717	396	-

Cash at end of period	$1,301	$17,337	$1,301

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$-	$-

Income taxes paid	$-	$-

See Notes to Financial Statements.

INSULCRETE, INC.
(A Development Stage Company)
Notes to Financial Statements (unaudited)
As of June 30, 2008

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
As of June 30, 2008

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
As of June 30, 2008

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

INSULCRETE, INC.
(A Development Stage Company)
Notes to Financial Statements (unaudited)
As of June 30, 2008

NOTE 4.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $382,852 during the period from May 3, 1988 (inception) to June 30, 2008. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of June 30, 2008 the Company has a note payable due to International Credit Bureau, Inc. (a related party) in the amount of $181,039. This is an unsecured loan with an interest rate of 3%. Total interest recorded for the three months ended June 30, 2008 was $2,697.

INSULCRETE, INC.
(A Development Stage Company)
Notes to Financial Statements (unaudited)
As of June 30, 2008

NOTE 6.  INCOME TAXES

As of June 30, 2008

Deferred tax assets:
Net operating tax carryforwards	$130,170
Other	-0-
Gross deferred tax assets	130,170
Valuation allowance	(130,170)

Net deferred tax assets	$-0-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 7.  SCHEDULE OF NET OPERATING LOSSES

1993 Through 1995 Net Operating Loss	$(52,645)
1996 Net Operating Loss	(165,212)
1997 Net Operating Loss	(7,670)
1998 Net Operating Loss	(4,444)
1999 Net Operating Loss	(7,577)
2000 Net Operating Loss	(4,911)
2001 Net Operating Loss	(36,369)
2002 Net Operating Loss	(9,682)
2003 Net Operating Loss	(9,414)
2004 Net Operating Loss	(17,466)
2005 Net Operating Loss	(26,042)
2006 Net Operating Loss	(17,201)
2007 Net Operating Loss	(17,106)
2008 Net Operating Loss (six months)	(7,113)

Net Operating Loss	$(382,852)

As of June 30, 2008, the Company has a net operating loss carryforwards of approximately $382,852. Net operating loss carryforward expires twenty years from the date the loss was incurred.

INSULCRETE, INC.
(A Development Stage Company)
Notes to Financial Statements (unaudited)
As of June 30, 2008

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

As of June 30, 2008 the Company had 26,515,200 shares of common stock issued and outstanding.

NOTE 9.  STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of June 30, 2008:

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

Six Month Periods Ended June 30, 2008 and June 30, 2007

During the first six months ending June 30, 2008 ("First Six Months 2008"), we recorded no sales revenues. During this period we had no business, assets, or operations. Similarly, during the six months ending June 30, 2007 ("First Six Months 2007"), we recorded no sales revenues and we had no business, assets, or operations.

During the First Six Months 2008, we did record $4,416 as general and administrative expense - these were expenses related to the maintenance of the Company's corporate charter, accounting, administrative, legal, and related expenses. By comparison, during the First Six Months 2007, we incurred $5,199 as general and administrative expenses. The higher level of general and administrative expenses during the First Six Months 2007 was primarily due to efforts that the Company took to complete certain delinquent filings with the U.S. Securities and Exchange Commission and otherwise attend to its corporate affairs.

During the First Six Months 2008, we had interest expense of $2,697. The latter reflects interest expense incurred on a note issued to International Credit Bureau, Inc. ("ICBI") which bears interest at 3%. In comparison, we had $2,547 in interest expense on the same note during the First Six Months 2007.

As a result, we had a Net Loss of $7,113 during the First Six Months 2008 compared to a Net Loss of $7,746 during the First Six Months 2007.

On a per share basis, the Net Loss during the First Six Months 2008 was $0 compared to First Six Months 2007 when the Net Loss Per Common Share was $0.

Second Quarter Ending June 30, 2008 versus Second Quarter Ending June 30, 2007

During the three months ending June 30, 2008 ("Second Quarter 2008"), we recorded no sales revenues but did incur $768 in general and administrative expenses compared to $5,445 in general and administrative expenses during the three months ending Second Quarter 2007 ("Second Quarter 2007") where we also did not record and revenues. The reduction in general and administrative expenses during the Second Quarter 2008 compared to Second Quarter 2007 was dramatically lower but only reflected a lower level of certain administrative expenses that we incurred.

During the Second Quarter 2008, we recorded $1,326 as interest expense on the note issued to International Credit Bureau, Inc. ("ICBI") , while during the Second Quarter 2007, the Company recorded $1,304 as interest expense. No other income or expense was recorded during either of these periods.

As a result, we recorded a Net Loss of $2,094 during the Second Quarter 2008 compared to a Net Loss of $6,749 during the Second Quarter 2007. This resulted, during each period, of a Diluted Earnings Loss Per Share of $0.

Liquidity and Capital Resources

The Company has no real liquidity and no apparent source of financing apart from the arrangement that it has established with ICBI. As of June 30, 2008, we had an outstanding balance due ICBI of $181,039. On a going-forward basis, we anticipate that we may need between $8,000 to $20,000 or more annually merely to maintain our corporate existence and pay the expenses and costs that we likely will incur to ensure that we can remain a corporate enterprise with all of our attendant responsibilities, filings, and associated documentation. For these and other reasons, our management recognizes the adverse difficulties and continuing severe challenges we face. Apart from the limited assurances that the Company has received from ICBI, there can be no assurance that the Company will receive any financing or funding from any source or if any financing should be obtained, that existing shareholders will not incur substantial, immediate, and permanent dilution of their existing investment.

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

1.  Continued Operating Losses.  We incurred additional losses and negative cash flow during the twelve months ending December 31, 2007. There is no assurance that our operations (if we ever have any) will be successful or that we will be profitable or achieve positive cash flow in the future

2.  Absence of Assets, Business, Operations & Extraordinary Uncertainties.  We have no meaningful assets, business or operations and there can be no assurance that we will regain or acquire any new assets in the future. While the Company may later search for other ventures, the ability of the Company to undertake any such future venture will likely be severely limited and there can be no assurance that the Company will ever acquire any other business venture or if such a venture is acquired, that any such venture can be acquired on any reasonable terms in light of the Company's current financial circumstances.

3.  Lack of Business, No Equity, No Working Capital & Severe Need for Additional Financing.  We have no business, no equity, and no operations. If we are to develop or acquire any new business, we will need to obtain significant additional equity or debt financing on reasonable terms. There can be no guarantee that we will be successful in obtaining any such financing or if it is obtained, that stockholders will not lose all of their investment. If we do obtain any new capital, we anticipate that our stockholders will likely incur significant and immediate dilution.

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

5.  Subordinate to Existing and Future Debt & Recently Issued Preferred Stock.  All of the Common Stock is subordinate to the claims of the Company's existing and future creditors and any future holders of the Company's preferred stock. Our Certificate of Incorporation grants our Board of Directors shares of our Preferred Stock in one or more series each with such rights and privileges as our Board of Directors determines. In exercising this right, our Board of Directors issued 300,000 shares of our Preferred Stock in March 2008 in an exchange transaction. In this transaction, three holders of our Common Stock exchanged shares of our Common Stock (aggregating 3,000,000 shares) for an aggregate of 300,000 shares of our Series B Preferred Stock. All of the 300,000 shares of our Series B Preferred Stock are immune to any stock split and may be converted into shares of our Common Stock upon the election of each of the holders. We did not receive any cash or other proceeds in connection with the exchange transaction and the transaction was completed without any third party. The exchange transaction was completed solely between each of the holders and the Company's sole officer, Lisa Norman.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2008, that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the six months ended June 30, 2008.

SIGNATURE

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:
Insulcrete, Inc.

Date: November 3, 2008	/s/ Lisa Norman Lisa Norman President, Chief Executive Officer Chief Financial Officer