Form 10-Q
period 2008-09-30
Insulcrete, Inc.
filed 2008-11-14
CIK 841360

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

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

          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes          No   X

          The number of shares outstanding of the Registrant's Common Stock as of September 30, 2008 was 26,515,200 shares. Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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
On September 30, 2008, 26,515,200 shares of the issuer's common stock were outstanding.

Insulcrete, Inc.

TABLE OF CONTENTS

		Page Number

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
	Balance Sheets September 30, 2008 (unaudited) and December 31, 2007	F 1
	Statements of Operations (unaudited) Three Months Ended September 30, 2008 and Three Months Ended September 30, 2007 and Nine Months Ended September 30, 2008 and Nine Months Ended September 30, 2007	F 2
	Statements of Cash Flows (unaudited) Nine Months Ended September 30, 2008 and September 30, 2007	F 3
	Notes to Financial Statements (unaudited)	F 4
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14
Item 4.	Controls and Procedures	15

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	17
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3.	Defaults Upon Senior Securities	18
Item 4.	Submission of Matters to a Vote of Security Holders	18
Item 5.	Other Information	18
Item 6.	Exhibits and Reports on Form 8-K	18

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

Item 1.  Financial Statements

          See F-1

INSULCRETE, INC. (A Development Stage Company) Balance Sheets

	Unaudited As of September 30, 2008	As of December 31, 2007

ASSETS

Current Assets

Cash	$4,195	$10,717

Total Current Assets	4,195	10,717

TOTAL ASSETS	$4,195	$10,717

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities	$-	$-

Long-Term Liabilities

Note payable - related party	187,448	183,342

Total Long-Term Liabilities	187,448	183,342

TOTAL LIABILITIES	187,448	183,342

Stockholders' Equity (Deficit)

Preferred stock,	3,340	3,340
($.01 par value, 5,000,000 shares authorized; 334,000 shares issued and outstanding as of September 30, 2008 and December 31, 2007)
Common stock	265,152	265,152
($.01 par value, 30,000,000 shares authorized; 26,515,200 shares issued and outstanding as of September 30, 2008 and December 31, 2007)
Additional paid-in capital	(65,378)	(65,378)
Deficit accumulated during development stage	(386,367)	(386,367)

Total Stockholders' Equity (Deficit)	(183,253)	(172,625)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$4,195	$10,717

See Notes to Financial Statements.

INSULCRETE, INC. (A Development Stage Company) Statements of Operations (Unaudited)

	Nine Months Ended		Three Months Ended		May 3, 1988 (inception) through September 30, 2008

	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Revenues

Revenues	$-	$-	-	$-	$-

Total Revenues	-	-	-	-	-

Operating Costs

Administrative Expenses	6,522	6,949	2,106	1,750	358,464

Total Operating Costs	6,522	6,949	2,106	1,750	358,464

Other Income & (Expenses)

Other income	-	-	-	-	15,450
Interest expense	(4,106)	(3,912)	(1,409)	(1,365)	(43,353)

Total Other Income & (Expenses)	(4,106)	(3,912)	(1,409)	(1,365)	(27,903)

Net Loss	$(10,628)	$(10,861)	(3,515)	$(3,115)	$(386,367)

Basic loss per share	$(0.00)	$(0.00)	(0.00)	$(0.00)

Weighted average number of common shares outstanding	26,515,200	28,119,596	26,515,200	26,515,200

See Notes to Financial Statements.

INSULCRETE, INC. (A Development Stage Company) Statements of Cash Flows (Unaudited)

	Nine Months Ended		May 3, 1988 (inception) through September 30, 2008

	September 30, 2008	September 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(10,628)	$(10,861)	$(386,367)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	-	(860)	-

Net cash provided by (used in) operating activities	(10,628)	(11,721)	(386,367)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	265,152
Proceeds from issuance of preferred stock	-	-	3,340
Proceeds from issuance of paid-in capital	-	-	(65,378)
Note payable - related party	4,106	26,912	187,448

Net cash provided by (used in) financing activities	4,106	26,912	390,562

Net increase (decrease) in cash	(6,522)	15,191	4,195

Cash at beginning of period	10,717	396	-

Cash at end of period	$4,195	$15,587	$4,195

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$-	$-

Income taxes paid	$-	$-

See Notes to Financial Statements.

INSULCRETE, INC.
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
As of September 30, 2008

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
As of September 30, 2008

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
As of September 30, 2008

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

INSULCRETE, INC.
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
As of September 30, 2008

NOTE 4.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $386,367 during the period from May 3, 1988 (inception) to September 30, 2008. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of September 30, 2008 the Company has a note payable due to International Credit Bureau, Inc. (a related party) in the amount of $187,448. This is an unsecured loan with an interest rate of 3%. Total interest recorded for the nine months ended September 30, 2008 was $4,106.

INSULCRETE, INC.
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
As of September 30, 2008

NOTE 6.  INCOME TAXES

As of September 30, 2008

Deferred tax assets:
Net operating tax carryforwards	$131,365
Other	-0-
Gross deferred tax assets	131,365
Valuation allowance	(131,365)

Net deferred tax assets	$-0-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 7.  SCHEDULE OF NET OPERATING LOSSES

1993 Through 1995 Net Operating Loss	$(52,645)
1996 Net Operating Loss	(165,212)
1997 Net Operating Loss	(7,670)
1998 Net Operating Loss	(4,444)
1999 Net Operating Loss	(7,577)
2000 Net Operating Loss	(4,911)
2001 Net Operating Loss	(36,369)
2002 Net Operating Loss	(9,682)
2003 Net Operating Loss	(9,414)
2004 Net Operating Loss	(17,466)
2005 Net Operating Loss	(26,042)
2006 Net Operating Loss	(17,201)
2007 Net Operating Loss	(17,106)
2008 Net Operating Loss (nine months)	(10,628)

Net Operating Loss	$(386,367)

As of September 30, 2008, the Company has a net operating loss carryforwards of approximately $386,367. Net operating loss carryforward expires twenty years from the date the loss was incurred.

INSULCRETE, INC.
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
As of September 30, 2008

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

As of September 30, 2008 the Company had 26,515,200 shares of common stock issued and outstanding.

NOTE 9.  STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of September 30, 2008:

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

Nine Month Periods Ended September 30, 2008 and September 30, 2007

During the first nine months ending September 30, 2008 ("First Nine Months 2008"), we recorded no sales revenues. During this period we had no business, assets, or operations. Similarly, during the nine months ending September 30, 2007 ("First Nine Months 2007"), we recorded no sales revenues and we had no business, assets, or operations.

During the First Nine Months 2008, we did record $6,522 as general and administrative expense - these were expenses related to the maintenance of the Company's corporate charter, accounting, administrative, legal, and related expenses. By comparison, during the First Nine Months 2007, we incurred $6,949 as general and administrative expenses. The higher level of general and administrative expenses during the First Nine Months 2007 was primarily due to efforts that the Company took to complete certain delinquent filings with the U.S. Securities and Exchange Commission and otherwise attend to our corporate affairs.

During the First Nine Months 2008, we had interest expense of $4,106. The latter reflects interest expense incurred on a note issued to International Credit Bureau, Inc. ("ICBI") which bears interest at 3%. In comparison, we had $3,912 in interest expense on the same note during the First Nine Months 2007.

As a result, we had a Net Loss of $10,628 during the First Nine Months 2008 compared to a Net Loss of $10,861during the First Nine Months 2007.

On a per share basis, the Net Loss during the First Nine Months 2008 was $0 compared to First Nine Months 2007 when the Net Loss Per Common Share was $0.

Third Quarter Ending September 30, 2008 versus Third Quarter Ending September 30, 2007

During the three months ending September 30, 2008 ("Third Quarter 2008"), we recorded no sales revenues but did incur $2,106 in general and administrative expenses compared to $1,750 in general and administrative expenses during the three months ending September 30, 2007 ("Third Quarter 2007") where we also did not record and revenues. The slight increase in general and administrative expenses during the Third Quarter 2008 compared to Third Quarter 2007 only reflected a slightly higher level of certain administrative expenses that we incurred.

During the Third Quarter 2008, we recorded $1,409 as interest expense on the note issued to International Credit Bureau, Inc. ("ICBI") , while during the Third Quarter 2007, the Company recorded $1,365 as interest expense. No other income or expense was recorded during either of these periods.

As a result, we recorded a Net Loss of $3,515 during the Third Quarter 2008 compared to a Net Loss of $3,115 during the Third Quarter 2007. This resulted, during each period, of a Diluted Earnings Loss Per Share of $0.

Liquidity and Capital Resources

The Company has no real liquidity and no apparent source of financing apart from the arrangement that it has established with ICBI. As of September 30, 2008, we had an outstanding balance due ICBI of $187,448. On a going-forward basis, we anticipate that we may need between $8,000 to $20,000 or more annually merely to maintain our corporate existence and pay the expenses and costs that we likely will incur to ensure that we can remain a corporate enterprise with all of our attendant responsibilities, filings, and associated documentation. For these and other reasons, our management recognizes the adverse difficulties and continuing severe challenges we face. Apart from the limited assurances that the Company has received from ICBI, there can be no assurance that the Company will receive any financing or funding from any source or if any financing should be obtained, that existing shareholders will not incur substantial, immediate, and permanent dilution of their existing investment.

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

5.  Subordinate to Existing and Future Debt & Issued Preferred Stock.  All of the Common Stock is subordinate to the claims of the Company's existing and future creditors and any future holders of the Company's preferred stock. Our Certificate of Incorporation grants our Board of Directors shares of our Preferred Stock in one or more series each with such rights and privileges as our Board of Directors determines. In exercising this right, our Board of Directors issued 300,000 shares of our Preferred Stock in March 2008 in an exchange transaction. In this transaction, three holders of our Common Stock exchanged shares of our Common Stock (aggregating 3,000,000 shares) for an aggregate of 300,000 shares of our Series B Preferred Stock. All of the 300,000 shares of our Series B Preferred Stock are immune to any stock split and may be converted into shares of our Common Stock upon the election of each of the holders. We did not receive any cash or other proceeds in connection with the exchange transaction and the transaction was completed without any third party. The exchange transaction was completed solely between each of the holders and the Company's sole officer, Lisa Norman.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the nine months ended September 30, 2008.

SIGNATURE

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:
Insulcrete, Inc.

Date: November 12, 2008	/s/ Lisa Norman Lisa Norman President, Chief Executive Officer Chief Financial Officer