Form 10-K
period 2008-12-31
Insulcrete, Inc.
filed 2009-03-31
CIK 841360

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________

Commission file number: 033-27508-LA

Insulcrete, Inc. (Exact Name of Small Business Issuer in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	33-0338441 (I.R.S. Employer Identification No.)

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

          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   X      No

          Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes X No

State issuer's revenues for its most recent fiscal year: $0.

          State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $0 as of March 25, 2009.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 26,515,200 Shares as of December 31, 2008.

Transitional Small Business Disclosure Format (Check one): Yes No X

INSULCRETE, INC.
FORM 10-KSB
TABLE OF CONTENTS

<TOC>

PART I

FORWARD-LOOKING STATEMENTS

THIS FORM 10-K CONTAINS "FORWARD-LOOKING STATEMENTS". FORWARD-LOOKING STATEMENTS ARE STATEMENTS CONCERNING ESTIMATES, PLANS, OBJECTIVES, GOALS, STRATEGIES, EXPECTATIONS, INTENTIONS, PROJECTIONS, DEVELOPMENTS, FUTURE EVENTS, PERFORMANCE OR PRODUCTS, UNDERLYING (EXPRESSED OR IMPLIED) ASUMPTIONS AND OTHER STATEMENTS THAT ARE OTHER THAN HISTORICAL FACTS. IN SOME CASES FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING WORDS SUCH AS "ESTIMATED," "BELIEVES," "EXPECTS," "MAY," "WILL," "SHOULD," OR "ANTICIPATES," OR THE NEGATIVE OF THESE WORDS OR OTHER VARIATIONS OF THESE WORDS OR COMPARABLE WORDS, OR BY DISCUSSIONS OF PLANS OR STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. MANAGEMENT WISHES TO CAUTION THE READER THAT THESE FORWARD-LOOKING STATEMENTS, INCLUDING, BUT NOT LIMITED TO, STATEMENTS REGARDING THE COMPANY AND ITS PLANS OR INTENTIONS, ESTIMATES, GOALS, COMPETITIVE TRENDS AND OTHER MATTERS THAT ARE NOT HISTORICAL FACTS ARE ONLY PREDICTIONS. NO ASSURANCES CAN BE GIVEN THAT SUCH PREDICTIONS WILL PROVE CORRECT OR THAT THE ANTICIPATED FUTURE RESULTS WILL BE ACHIEVED. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY EITHER BECAUSE ONE OR MORE PREDICTIONS PROVE TO BE ERRONEOUS OR AS A RESULT OF OTHER RISKS FACING THE COMPANY. FORWARD-LOOKING STATEMENTS SHOULD BE READ IN LIGHT OF THE CAUTIONARY STATEMENTS AND IMPORTANT FACTORS DESCRIBED IN THIS FORM 10-KSB, INCLUDING, BUT NOT LIMITED TO "THE FACTORS THAT MAY AFFECT FUTURE RESULTS" SHOWN AS ITEM 1A AND IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. THE RISKS INCLUDE, BUT ARE NOT LIMITED TO, THE RISKS ASSOCIATED WITH A SHELL COMPANY THAT HAS NO OPERATIONS, THE COMPARATIVELY LIMITED FINANCIAL RESOURCES OF THE COMPANY, THE INTENSE COMPETITION THE COMPANY FACES FROM OTHER ESTABLISHED COMPETITORS, AND THE LEGAL UNCERTAINTIES THAT DIRECTLY AND INDIRECTLY IMPACT "SHELL COMPANIES". ANY ONE OR MORE OF THESE OR OTHER RISKS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FUTURE RESULTS INDICATED, EXPRESSED, OR IMPLIED IN SUCH FORWARD-LOOKING STATEMENTS. WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT TO REFLECT EVENTS, CIRCUMSTANCES, OR NEW INFORMATION AFTER THE DATE OF THIS FORM 10-K OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED OR OTHER SUBSEQUENT EVENTS.

<TOC>

As used herein, the term "the Company," "we," "us," and "our" refer to Insulcrete, Inc., a Delaware corporation and its subsidiaries unless otherwise noted.

Item 1.  Description of Business

Company Background

          We were originally incorporated under the name Sun Harbor Financial Resources, Inc. ("the Company") in the State of Delaware on May 3, 1988.

          On August 25, 1988, we effectuated a tax free reorganization ("the Acquisition") under Section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended. As a result of the Acquisition, we acquired Sun Harbor Mortgage, Inc., a California Corporation ("SHMI"), incorporated in the State of California on January 26, 1981, which became a wholly-owned subsidiary of the Company. SHMI is a financial intermediary and operates a mortgage banking firm with activities in San Diego, California. In addition, our second wholly-owned subsidiary, Peninsula Funding Corporation ("PFC"), was a trustee corporation that SHMI specified in it's Deeds of Trust to represent the beneficiary, supervise foreclosure proceedings, and issue re-conveyances. At that time we derived re-conveyance and trustee fee revenues through PFC operations. On September 11, 1989 a third wholly-owned subsidiary, Pacific Empire Escrow, Inc. ("PEEI") was incorporated as a California corporation. Pacific Empire Escrow, Inc. was intended to be an independent Escrow company operating in the state of California.

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

1995 Actions RE: Divestiture

          On October 31, 1995, our Board of Directors approved the proposed sale of the Company's three wholly-owned subsidiaries, Sun Harbor Mortgage, Inc., Sun Harbor Leasing, Inc., and Peninsula Funding Corporation (collectively, the "Subsidiaries").

          The sale was undertaken pursuant to a Board of Director's resolution previously adopted in May 1995 and after the Board of Directors reviewed the cumulative history of losses incurred by us over the immediately preceding five years and the limited profitable business opportunities that the Board of Directors identified in our then existing mortgage banking business. On this basis, the Board of Director retained the services of an independent valuation expert retained to establish the fair market value of $15,000 for the three subsidiaries as of June 29, 1995.

          After review of the valuation opinion received, our Board of Directors voted to sell the three subsidiaries to David W. Langill, now deceased, at a selling price of $15,000 in accordance with the terms of the "Stock Purchase Agreement Between Sun Harbor Financial Resources, Inc. and David W. Langill" (the "Agreement"). The late Mr. Langill was a co-founder of the Subsidiaries and a co-founder, officer, and director of the Company.

<TOC>

          Under the terms of the Agreement, Mr. Langill agreed to assume all liabilities, known or unknown, whether asserted or unasserted, whether liquidated or unliquidated, and whether due or to become due, including and liability for taxes, office equipment, and other leases, rents, and other obligations of the Subsidiaries except for certain limited obligations. The Note bears interest at 8%, with a principal amount of fifteen thousand dollars and requires a monthly payment of five hundred dollars beginning January 15, 1996. All unpaid principal and interest is due the Company in full no later than June 29, 1998. The Company attempted to collect these monies from the late Mr. Langill who died in February 2004 but, as stated below, the Company was not successful in collecting any monies on the Note.

          We did not collect any monies on the Note and we believe that we have no ability to collect any monies either from Mr. Langill's estate or from any other persons.

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

          The change in our name to Insulcrete, Inc. was undertaken in anticipation that we may undertake efforts to become active in the residential housing industry. We did not, during the fiscal year ending December 31, 2004 or earlier undertake further efforts to enter the residential housing industry but we continue to explore possible opportunities in this area.

Business Services Prior to June 30, 1995

          Prior to June 30, 1995, we had three wholly-owned subsidiary corporations, Sun Harbor Mortgage, Inc. ("SHMI"), Peninsula Funding Corporation ("PFC") and Sun Harbor Leasing, Inc. ("SHLI"). SHMI, PFC and SHLI are California corporations. SHMI was a Mortgage Banking and Brokerage firm, PFC was a Trustee corporation and SHLI offers vehicle leasing services. Through its operating subsidiaries, we had seven business services: (1) Equity Lending; (2) Loan Servicing (3) Residential Mortgage Banking Services; (4) Commercial Loan Brokering Services; (5) Re-conveyance and Trustee Fee Services; (6) Escrow Services; and (7) Vehicle Leasing Services.

Current Plan of Operation

          Currently, we have no assets or business operations. We have, at considerable expense, maintained our corporate status with the State of Delaware via filings with the Delaware Secretary of State and payment of annual franchise taxes and annual registered agent fees, and preparation and filing of our "periodic disclosures" with the U.S. Securities and Exchange Commission. These filings, including but not limited to, this Form 10-K, have been undertaken to allow us to remain current in our obligations under Section 13 of the Securities Exchange Act of 1934.

          In this context, we may, if circumstances allow, undertake efforts to become involved in the residential housing industry or, otherwise remain, pending the approval of our shareholders, a "clean public shell" and thereby seek to either merge with or acquire an operating company with operating history and assets or, in the alternative, we may undertake efforts to become involved in the residential housing industry. The exact form and nature of any investment or activity that we may undertake in any industry has not yet been determined. In our current condition, the Securities and Exchange Commission has defined and designated our company as a "blind pool" and "blank check" company with all of the unfortunate aspects of that moniker.

<TOC>

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

          We will not restrict our search to any specific business, industry or geographical location, and we may participate in a business venture of virtually any kind or nature. The discussion of the proposed business under this caption is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities.

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

          Management anticipates that we may participate in one potential business venture which may or may not involve the residential housing industry. This lack of diversification should be considered a substantial risk in investing in the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

          We may seek a business opportunity with a firm which only recently commenced operations, or a developing company in need of additional funds for expansion into new products or markets, or seeking to develop a new product or service, or an established business which may be experiencing financial or operating difficulties and is in the need for additional capital which is perceived to be easier to raise by a public company. In some instances, a business opportunity may involve the acquisition or merger with a corporation which does not need substantial additional cash but which desires to establish a public trading market for its common stock. We may purchase assets and establish wholly owned subsidiaries in various businesses or purchase existing businesses as subsidiaries.

          We anticipate that the selection of a business opportunity in which to participate will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, management believes that there are numerous firms seeking the benefits of a publicly traded corporation. Such perceived benefits of a publicly traded corporation may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for the principals of a business, creating a means for providing incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all shareholders, and other factors. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

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

<TOC>

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

          We do not intend to make any loans to any prospective merger or acquisition candidates or to unaffiliated third parties.

Evaluation of Opportunities

          The analysis of new business opportunities will be undertaken by or under the supervision of our sole officer and director, Ms. Lisa Norman. We intend to concentrate on identifying prospective business opportunities which may be brought to our attention through present associations with management. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operation, if any; prospects for the future; present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services or trades; name identification; and other relevant factors. Officers and directors of each company will meet personally with management and key personnel of the firm sponsoring the business opportunity as part of their investigation. To the extent possible, we intend to utilize written reports and personal investigation to evaluate the above factors.

          We will not acquire or merge with any company for which audited financial statements cannot be obtained. It may be anticipated that any opportunity in which the Company participates will present certain risks. Many of these risks cannot be adequately identified prior to selection of the specific opportunity, and our shareholders must, therefore, depend on the ability of management to identify and evaluate such risk. In the case of some of the opportunities available to us, it may be anticipated that the promoters thereof have been unable to develop a going concern or that such business is in its development stage in that it has not generated significant revenues from its principal business activities prior to our participation.

          There is a risk, even after our participation in the activity and the related expenditure of our funds, that the combined enterprises will still be unable to become a going concern or advance beyond the development stage. Many of the opportunities may involve new and untested products, processes, or market strategies which may not succeed. Such risks will be assumed by us and, therefore, our shareholders.

          We will not restrict our search for any specific kind of business, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is currently impossible to predict the status of any business in which we may become engaged, in that such business may need additional capital, may merely desire to have its shares publicly traded, or may seek other perceived advantages which we may offer.

<TOC>

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

          We anticipate that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of this transaction, we may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at a specified time thereafter. The issuance of substantial additional securities and their potential sale into any trading market which may develop in our Common Stock may have a depressive effect on such market.

          While the actual terms of a transaction to which we may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so called "tax-free" reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code"). In order to obtain tax free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, our shareholders would retain less than 20% of the issued and outstanding shares of the surviving entity, which could result in significant dilution in the equity of such shareholders.

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

          With respect to any mergers or acquisitions, negotiations with target company management will be expected to focus on the percentage of the Company which target company shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, our shareholders will in all likelihood hold a lesser percentage ownership interest in the resulting post-merger company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event that we acquire a target company with substantial assets. Any merger or acquisition effected by us can be expected to have a significant dilutive effect on the percentage of shares held by our shareholders. (See "Risk Factors").

          We will not likely have sufficient funds (unless we are able to raise funds in a private placement) to undertake any significant development, marketing and manufacturing of any products which may be acquired. Accordingly, following the acquisition of any such product, we will, in all likelihood be required to either seek debt or equity financing or obtain funding from third parties, in exchange for which we would probably be required to give up a substantial portion of its interest in any acquired product. There is no assurance that we will be able either to obtain additional financing or interest third parties in providing funding for the further development, marketing and manufacturing of any products acquired.

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

<TOC>

Employees

We have one part-time employee who serves in management and administrative capacities without any salary.

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

1. New Company: Losses; No Revenues from Operation; Risk of Loss. We face all of the risks inherent in a new business, coupled with the risks involved with a blind pool/blank check company. We have incurred losses every year since 1996 and there can be no assurance that we will ever achieve profitability or positive cash flow. Since our Board of Directors approved the sale of our prior business, there is no information at this time upon which to base an assumption that its plans will either materialize or prove successful. There can be no assurance that any of our existing business activities (which are limited) will result in any operating revenues or profits. Investors should be aware that they may lose all or substantially all of their investment.

2. One Part-Time Employees. We have one part-time employee, Ms. Lisa Norman. Our sole officer and director, Ms. Lisa Norman, receives no salary, but she is reimbursed for any expenses that she may incur on behalf of the Company. As a result, Ms. Norman is engaged in activities outside the operation of the Company and our ability to effect a merger or acquisition may be significantly impaired.

3. Reliance Upon One Officer; Limited Time to Devote to Company Business. We are and likely will remain dependent upon the personal efforts and abilities of Ms. Lisa Norman, our sole officer and director, who devotes only limited time to the affairs of the Company. She has certain business experience but has almost no experience in acquisition or merger activities. The officer and director has not agreed to expend any specific amount of time on behalf of the Company, but will devote such time as necessary to identify and consummate a merger or acquisition.

4. Auditor's Opinion: Going Concern. Our independent auditors, Chang Park, CPA, have expressed substantial doubt about the Company's ability to continue as a going concern since the Company is an early-stage company and there exists only a limited history of operations.

<TOC>

5. Limited Financial Resources; Need for Additional Financing & Transactions with ICBI. Our financial resources are minimal. We need to obtain additional financing from the sale of our Common Stock, Debt, or some combination thereof in order to undertake further business plans. Our ability to operate as a going concern is contingent upon its receipt of additional financing through private placements or by loans. We have entered into an agreement and received funds from International Credit Bureau, Inc., a related party, as a loan from International Credit Bureau, Inc. ("ICBI"). However, there can be no assurance that we will continue to obtain funds from International Credit Bureau, Inc. in the future. Moreover, the transactions with ICBI may be viewed as transactions that are the product of a conflict of interest. A conflict of interest arises whenever a person has an interest on both sides of a transaction. While the Company believes that the transaction ICBI were fair and reasonable and likely at no more costs than that which the Company would obtain from an independent, unrelated third party, there can be no guarantee of that. The Company's business may require additional funds in the future. There can be no assurance that if additional funds are required they will be available, or, if available, that they can be obtained on terms satisfactory to Management. In the event the Company elects to issue stock to raise additional capital, any rights or privileges attached to such stock may either (i) dilute the percentage of ownership of the already issued common shares or (ii) dilute the value of such shares. No rights or privileges have been assigned to the stock and any such rights and privileges will be at the total discretion of the Board of Directors of the Company. There can be no guarantee that the Company will be able to obtain additional financing, or if successful, that it will be able to do so on terms that are reasonable in light of current market conditions.

6. No Existing Trading Market for Common Stock. Our Common Stock is currently not traded in any market. If any trading were to commence in the near future (a highly unlikely event) such trading would be limited to the non-OTC Pink Sheets. In prior years trading for the stock was sporadic and there was only a limited market for the Company's Common Stock. At the present time, there is no public market for the Company's Common Stock, and there can be no assurance that a market will in fact develop. Even if a market does develop, it may not be sustained and, given the Company= s lack of resources, there is a substantial likelihood that the Company's common stock will not to trade in any public market absent the Company receiving additional significant financial resources.

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

9. Lack of Dividends & Obligations to International Credit Bureau, Inc. We have not paid dividends and does not contemplate paying dividends in the foreseeable future. As of December 31, 2008, we owed International Credit Bureau, Inc., the sum of $200,064 under the terms of a promissory note that bears interest at 3%. The obligations under this Note are significantly greater than our current financial resources and there can be no assurance that we will have or obtain the ability to pay these obligations.

10. Competition. We are an insignificant participant among firms which engage in business combinations with, or financing of, development stage enterprises. There are many established management and financial consulting companies and venture capital firms which have significantly greater financial and personnel resources, technical expertise and experience than the Company. In view of the Company's limited financial resources and management availability, the Company will continue to be at significant competitive disadvantage vis-a-vis the Company's competitors.

<TOC>

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

12. Possible Rule 144 Stock Sales. At least 24,177,847 shares of the Company's outstanding Common Stock are "restricted securities" and may be sold only in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration. Rule 144 provides that a person holding restricted securities for a period of two years may thereafter sell in brokerage transactions, an amount not exceeding in any three month period the greater of either (i) 1% of the Company's outstanding Common Stock, or (ii) the average weekly trading volume during a period of four calendar weeks immediate preceding any sale. Persons who are not affiliated with the Company and who have held their restricted securities for at least three years are not subject to the volume limitation. Possible or actual sales of the Company's Common Stock by present shareholders under Rule 144 may have a depressive effect on the price of the Company's Common Stock in any market which may develop.

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

<TOC>

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

Item 1B.  Unresolved Staff Comments

          None.

Item 2.  Description of Properties

          We utilize, at no cost, an address maintained by our President, Ms. Lisa Norman, at 706 Orchid Drive, Unit D, Bakersfield, California 93308 at which we maintain our corporate records. The office is provided to us under an oral lease and may be terminated at any time.

Item 3.  Legal Proceedings

          We are not a party to any pending legal proceedings, and no such proceedings are known to be threatened or contemplated.

Item 4.  Submission of Matters to a Vote of Security Holders

          None

<TOC>

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

          Our Common Stock is not traded on any market and the Company believes that there has been no trading in the stock since the year 2000. Further, we believe that there is no clear prospect that trading in our common stock will suddenly re-occur.

          Further, should any market or trading activity commence, it is unlikely that any liquid trading market will evolve for the reasons stated in Section 1.A. of this Form 10-K. For these and other reasons, our Common Stock must be viewed as a highly speculative and extremely risky investment and an investor should be willing to loose all or substantially all of their investment. Our Common Stock has not traded in any market during the past three years (ending December 31, 2008) and it is not an investment that is suitable for any investor who seeks to preserve the principal value of their investment or who seeks a safe and secure investment.

	High ($)	Low ($)

2007
No Trading

2008
No Trading

          We have followed the policy of reinvesting earnings in the business and, consequently, we have not paid any cash dividends. At the present time, no change in this policy is under consideration by our Board of Directors. The payment of cash dividends in the future will be determined by the Board of Directors in light of conditions then existing, including our earnings, financial requirements and condition, opportunities for reinvesting earnings, business conditions and other factors. The number of shareholders of record of Common Stock on December 31, 2008 was approximately 737.

Item 6.  Selected Financial Data

          While we are not required to provide the disclosures required by this Item 6, the following table presents comparative summary information regarding our affairs over the past three fiscal years ending December 31, 2008.

	2006	2007	2008
Revenues	$0	$0	$0
Operating Costs	$12,016	$11,819	$21,690
Total Operating Costs	$12,016	$11,819	$21,690
Interest Expense	$5,185	$5,287	$5,472
Net Loss	$17,201	$17,106	$27,162
Net Loss Per Share	$0.00	$0.00	$0.00

<TOC>

Item 7.  Management's Discussion and Analysis or Plan of Operation

Overview

          From our incorporation in May 1988 to June 30, 1995, we offered mortgage banking and brokering, loan servicing and trustee services. During the fiscal years ending December 31, 2006, 2007, and 2008, we had no assets or business operations.

Results of Operations

Fiscal Year Ending December 31, 2008 and Fiscal Year Ending December 31, 2007

          Total Revenues for the year ended December 31, 2008 ("Fiscal 2008") were $0. The lack of revenues reflected the absence of any business activity by us during Fiscal 2008. By comparison, during the fiscal year ending December 31, 2007 ("Fiscal 2007"), we had $0 revenues as well. During Fiscal 2007, we similarly had no business activity.

          General Administrative & Selling Expenses were $11,819 during Fiscal 2007 compared to $21,690 during Fiscal 2008. The increase from Fiscal 2007 to Fiscal 2008 reflected management's actions in pursuing a deliberate strategy to support the existence of the Company and possible acquisition opportunities while also attempting to keep costs for overhead, management, and other administrative costs to the lowest possible minimum during Fiscal 2008.

          During Fiscal 2008 and Fiscal 2007, we had interest expense of $5,472 and $5,287, respectively. This interest expense was due on the note issued to International Credit Bureau, Inc. ("ICBI") which the Company issued in payment of monies received from time to time from ICBI. We also had $0 in other expenses in Fiscal 2008 and Fiscal 2007. As a result, we recorded a Net Loss of $27,162 in Fiscal 2008 compared to a Net Loss of $17,106 in Fiscal 2007. Our Loss Per Share in Fiscal 2008 was $0.00 compared to a Loss Per Share of $0.00 in Fiscal 2007.

Liquidity and Capital Resources

          We lack liquid financial resources and we lack access to any significant source of capital or financing needed to support our corporate existence. We remain dependent upon the gratuitous interest of a few stockholders who may or may not have any interest in supporting us and ensuring that our corporate existence is maintained.

          There can be no assurance that we will have or receive sufficient financial resources that will enable us to continue our corporate charter, continue our filings required under the Securities Exchange Act of 1934, or otherwise continue as a corporation.

          Our existence is entirely tenuous and uncertain. Our management believes that we will likely require approximately $10,000 to $15,000 or more in financing per year to maintain our corporate existence and we have not received any indication that such funds are or will become available except that, currently, we have obtained and rely upon funding of $200,064 (as of December 31, 2008) from International Credit Bureau, Inc. ("ICBI") under the terms of a promissory note that bears interest at 3%. The arrangement and note issued to ICBI is a transaction with a related party and there can be no assurance that we will continue to obtain funds from ICBI in the future. Further, all transactions with any related party carry with them the possibility that the transaction may be viewed as unfair and the product of a conflict of interest. A conflict of interest arises whenever a party has an interest on both sides of a transaction. While we believe that the transactions with ICBI were undertaken on fair and reasonable terms - similar to that which the Company could obtain from an independent unrelated third party, there can be no assurance that the Company's transactions with ICBI were obtained on terms that were no more than that from an independent third party.

<TOC>

Impact of Inflation

          Inflation has not had a significant effect on the Company's operation during the three years ending December 31, 2008.

Recent Accounting Pronouncements

          In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts - An interpretation of FASB Statement No. 60". SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise's risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

          In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". The adoption of this statement is not expected to have a material effect on the Company's financial statements.

          In March 2008, FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133". SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

          In December 2007, the FASB issued SFAS No. 141R, "Business Combinations".  This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

          In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements Liabilities -an Amendment of ARB No. 51".  This statement amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

          The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company does not have cash nor material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern.  The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The officers and directors have committed to advancing certain operating costs of the Company.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Absence of Trading Market in Our Common Stock

Our Common Stock does not currently trade in any stock market or stock exchange and it is unlikely that it will gain tradability on any stock market or stock exchange in the near future.  If we were to attempt to gain tradability for our Common Stock on the Pink Sheets market or the OTC Bulletin Board Market, we would need to complete either an acquisition of an existing company or enterprise or obtain sufficient capital to investment in the development of a new enterprise.

Impact of Revised Rule 144 of the Securities Act of 1933

On February 15, 2008, the Securities and Exchange Commission (the "SEC") amended Rule 144 of the Securities Act of 1933.  Under the amendment, Rule 144(i) was adopted to retroactively and prospectively prohibit the claim of exemption under Rule 144 where the issuer of the security is a "shell company" (as set forth in Rule 144(i)).  As a result, certain of our stockholders may find it difficult or impossible to ever effect a public-re-sale of their Common Stock.

Volatility of Micro-Cap Markets & Impact on Small Companies

Since September 2008, United States and foreign capital markets have experienced extreme volatility beyond the levels experienced historically.  And, for small companies such as the Company, this volatility has served to further limit access to private and public capital markets.  We have no control over these conditions and we do not anticipate that these market conditions will improve in the near future.  As a result, our Common Stock and the common stocks of other "micro-cap" corporations will likely remain volatile for the foreseeable future.

<TOC>

Item 8.  Financial Statements and Supplementary Data

          See Attached.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.

Item 9A.  Controls and Procedures

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded (as of December 31, 2008 and as a result of management's further review of these matters), that our disclosure controls and procedures were not effective because of the untimely filing of the management report on the internal controls.   We have since taken steps to ensure that our disclosure controls and procedures will be effective in that we will be able to timely file the management report in all future filings with the Securities and Exchange Commission.

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

<TOC>

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of December 31, 2008, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

          None.

<TOC>

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

          The names and ages of the Directors and Executive Officers of the Company are as follows:

Name

Age

Position

Since

Lisa Norman

69

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

          The Company is required to identify Covered Persons that the Company knows have failed to file or filed late Section 16(a) reports during the previous fiscal year.  To the Company's knowledge, the following Covered Persons during the fiscal year ended December 31, 2008 failed to file on a timely basis reports required by Section 16(a) of the Exchange Act:

Name

Position

 Number of Reports Not Filed
on a Timely Basis (1)

Lisa Norman

President, Chairman of the Board, CEO, CFO

Form 3; Form 5

(1) To the Company's knowledge in the fiscal year ended December 31, 2008.

No director of the Company is also currently a director of any company registered pursuant to Section 12 of the Securities Exchange Act of 1934 or any company registered as an investment company under the Investment Company Act of 1940.

<TOC>

Item 11.  Executive Compensation

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

 2006
2007
2008

 $0
$0
$0

 $0
$0
$0

 $0
$0
$0

 $0
$0
$0

 0
0
0

 $0
$0
$0

 $0
$0
$0

Footnote:

1 No other compensation was paid, accrued or received by any of the Company's officers or directors for any of the years shown.

Compensation Discussion and Analysis

          The Company has not paid and has incurred no obligations for the payment of any compensation to its sole officer and director during the fiscal years ending December 31, 2006, 2007, and 2008.

Compensation of Non-Executive Directors

          Non-executive directors do not receive compensation but are reimbursed for their expenses for each meeting of the board that they attend.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information relating to the beneficial ownership of the Company common stock by those persons beneficially holding more than 5% of the Company's common stock, by the Company's directors and executive officers, and by all of the Company's directors and executive officers as a group as of March 26, 2009:

(1)

(2)

(3)

(4)

Title Of Class

 Name And Address
Of Beneficial Owner

 Amount And Nature
Of Beneficial Owner

Percent Of Class

Common Stock

 Lisa Norman
706 Orchid Drive, Unit D
Bakersfield, CA 93308

6,484,800

21.61%

Officers and Directors as a group (1 person)

6,484,800

21.61%

Common Stock

 International Credit Bureau, Inc.
706 Orchid Drive, Unit D
Bakersfield, CA 93308

21,177,847

70.59%

<TOC>

Item 13.  Certain Relationships and Related Transactions

          The Company entered in an agreement with International Credit Bureau, Inc., a company owned and controlled by a relative of Lisa Norman, the Company's Chairman, President, CEO, and Treasurer.  Under the terms of the Agreement, the Company borrowed an aggregate of $200,198 as of December 31, 2008 as a promissory note issued to International Credit Bureau, Inc.  The interest rate on the note is 3% and the note allows the Company to borrow funds, from time to time, to increase the principal amount of the note, as the parties mutually agree.  Subsequently in March 2009, certain of our stockholders agreed to assist the Company and transferred shares of our Common Stock that they held to ICBI in partial payment of the outstanding Promissory Note held by ICBI.

Item 14.  Principal Accountant Fees and Services

Audit Fees

Chang G. Park is expected to bill approximately $7,500 for the audit of our 2007 annual financial statements.  For the fiscal years ended December 31, 2008, Chang G. Park billed $10,000 for the audit of our annual financial statements and review of our Form 10-Qfilings.

Audit-Related Fees

There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under "Audit Fees" for fiscal years 2007 and 2008.

Tax Fees

There were no fees billed for tax compliance, tax advice, and tax planning services for the fiscal years ended December 31, 2007 and 2008.

All Other Fees

There were no fees billed for other services for the fiscal years ended December 31, 2007 and 2008.

Pre-approval Policies and Procedures

Prior to engaging our accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed.  The board in accordance with procedures for the company approved all of the services described above.

PART IV

Item 15.  Exhibits

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

<TOC>

SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 (Registrant:)
INSULCRETE, INC.

 /s/ Lisa Norman
Lisa Norman
President, Chief Executive Officer
& Chairman of the Board

Date: March 30, 2009

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

 /s/ Lisa Norman
Lisa Norman
President, Chief Executive Officer
and Chairman of the Board

Date: March 30, 2009

<TOC>

Chang G. Park, CPA, Ph. D.

t
 2667 CAMINO DEL RIO S. PLAZA B t
 SAN DIEGO t
 CALIFORNIA 92108-3707 t

t
 TELEPHONE (858) 722-5953 t
 FAX (858) 761-0341 t
 FAX (858) 764-5480

t
 E-MAIL changgpark@gmail.com t

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Insulcrete, Inc.

We have audited the accompanying balance sheets of Insulcrete, Inc. (A Development Stage Company, the "Company") as of December 31, 2008 and 2007 and the related statements of operations, changes in shareholders' equity and cash flows for the years then ended and for the period from May 3, 1988 (inception) through December 31, 2008. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Insulcrete, Inc. as of December 31, 2008 and 2007, and the result of its operations and its cash flows for the years then ended December 31, 2008 and for the period from May 3, 1988 (inception) to December 31, 2008 in conformity with U.S. generally accepted accounting principles.

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

March 30, 2009

San Diego, CA. 92108

Member of the California Society of Certified Public Accountants

Registered with the Public Company Accounting Oversight Board

<TOC>

 INSULCRETE, INC.
(A Development Stage Company)
Balance Sheets

 As of
December 31,
2008

 As of
December 31,
2007

ASSETS

Current Assets

Cash

$

277

$

10,717

Total Current Assets

277

10,717

TOTAL ASSETS

$

277

$

10,717

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

$

$

Long-Term Liabilities

Note payable - related party

200,064

183,342

Total Long-Term Liabilities

200,064

183,342

TOTAL LIABILITIES

200,064

183,342

Stockholders' Equity (Deficit)

Preferred stock, ($.01 par value, 5,000,000 shares authorized; 334,000 issued and outstanding as of December 31, 2008 and 2007)

3,340

3,340

Common stock ($.01 par value, 30,000,000 shares authorized; 26,515,200 shares issued and outstanding as of December 31, 2008 and 2007)

265,152

265,152

Additional paid-in capital

(65,378)

(65,378)

Deficit accumulated during development stage

(402,901)

(375,739)

Total Stockholders' Equity (Deficit)

(199,787)

(172,625)

 TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY (DEFICIT)

$

277

$

10,717

See Notes to Financial Statements

 INSULCRETE, INC.
(A Development Stage Company)
Statements of Operations

 Year Ended
December 31,

May 3, 1988 (inception) through December 31,

2008

2007

2008

Revenues

Revenues

$

-

$

-

$

-

Total Revenues

-

-

-

Operating Costs

Administrative Expenses

21,690

11,819

373,632

Total Operating Costs

21,690

11,819

373,632

Other Income & (Expenses)

Other income

-

-

15,450

Interest expense

(5,472)

(5,287)

(44,719)

Total Other Income & (Expenses)

(5,472)

(5,287)

(29,269)

Net Loss

$

(27,162)

$

(17,106)

$

(402,901)

Basic loss per share

$

(0.00)

$

(0.00)

Weighted average number of common shares outstanding

26,515,200

27,715,200

See Notes to Financial Statements

 INSULCRETE, INC.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity (Deficit)
From May 3, 1988 (inception) through December 31, 2008

 Preferred
Stock

 Preferred
Stock
Amount

 Common
Stock

 Common
Stock
Amount

 Additional
Paid-in
Capital

 Deficit
Accumulated
During
Development
Stage

Total

Balance December 31, 1995

34,000

$

340

29,515,200

$

295,152

$

(228,588)

$

(52,645)

$

14,259

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

(36,369)

(36,369)

Balance, December 31, 2001

34,000

$

340

29,515,200

$

295,152

$

(92,378)

$

(278,828)

$

(75,714)

Net Loss, December 31, 2002

(9,682)

(9,682)

Balance, December 31, 2002

34,000

$

340

29,515,200

$

295,152

$

(92,378)

$

(288,510)

$

(85,396)

Net Loss, December 31, 2003

(9,414)

(9,414)

Balance, December 31, 2003

34,000

$

340

29,515,200

$

295,152

$

(92,378)

$

(297,924)

$

(94,810)

Net Loss, December 31, 2004

(17,466)

(17,466)

Balance, December 31, 2004

34,000

$

340

29,515,200

$

295,152

$

(92,378)

$

(315,390)

$

(112,276)

Net Loss, December 31, 2005

(26,042)

(26,042)

Balance, December 31, 2005

34,000

$

340

29,515,200

$

295,152

$

(92,378)

$

(341,432)

$

(138,318)

Net Loss, December 31, 2006

(17,201)

(17,201)

Balance, December 31, 2006

34,000

$

340

29,515,200

$

295,152

$

(92,378)

$

(358,633)

$

(155,519)

Common stock exchange agreement to preferred stock

300,000

3,000

(3,000,000)

(30,000)

27,000

Net Loss, December 31, 2007

(17,106)

(17,106)

Balance, December 31, 2007

334,000

$

3,340

26,515,200

$

265,152

$

(65,378)

$

(375,739)

$

(172,625)

Net Loss, December 31, 2008

(27,162)

(27,162)

Balance, December 31, 2008

334,000

$

3,340

26,515,200

$

265,152

$

(65,378)

$

(402,901)

$

(199,787)

See Notes to Financial Statements

 INSULCRETE, INC.
(A Development Stage Company)
Statements of Cash Flows

 Year Ended
December 31,

 May 3, 1988 (inception) through
December 31,

2008

2007

2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)

$

(27,162)

$

(17,106)

$

(402,901)

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Changes in operating assets and liabilities:

Increase (decrease) in accounts payable

-

(860)

-

Net cash provided by (used in) operating activities

(27,162)

(17,966)

(402,901)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities

-

-

-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock

-

-

265,152

Proceeds from issuance of preferred stock

-

-

3,340

Proceeds from issuance of paid-in capital

-

-

(65,378)

Note payable - related party

16,722

28,287

200,064

Net cash provided by (used in) financing activities

16,722

28,287

403,178

Net increase (decrease) in cash

(10,440)

10,321

277

Cash at beginning of year

10,717

396

-

Cash at end of year

$

277

$

10,717

$

277

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid

$

-

$

-

Income taxes paid

$

-

$

-

See Notes to Financial Statements

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

e.  The effect of recently issued accounting standards

Below is a listing of the most recent Statement of Financial Accounting Standards (SFAS) 159-163 and their effect on the Company.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60".  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles".  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB's amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities-Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

NOTE 3.  WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common.

NOTE 4.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company generated net losses of $402,901 during the period from May 3, 1988 (inception) to December 31, 2008.  This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of December 31, 2008 the Company has a note payable due to International Credit Bureau, Inc. (a related party) in the amount of $200,064.  This is an unsecured loan with an interest rate of 3%.  Total interest recorded for the year ended December 31, 2008 was $5,472.

NOTE 6.  INCOME TAXES

 As of
December 31, 2008

Deferred tax assets:

Net operating tax carryforwards

$ 136,986

Other

-0-

Gross deferred tax assets

136,986

Valuation allowance

(136,986)

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

NOTE 7.  SCHEDULE OF NET OPERATING LOSSES

1993 Through 1995 Net Operating Loss

$ (52,645)

1996 Net Operating Loss

(165,212)

1997 Net Operating Loss

(7,670)

1998 Net Operating Loss

(4,444)

1999 Net Operating Loss

(7,577)

2000 Net Operating Loss

(4,911)

2001 Net Operating Loss

(36,369)

2002 Net Operating Loss

(9,682)

2003 Net Operating Loss

(9,414)

2004 Net Operating Loss

(17,466)

2005 Net Operating Loss

(26,042)

2006 Net Operating Loss

(17,201)

2007 Net Operating Loss

(17,106)

2008 Net Operating Loss

(27,162)

Net Operating Loss

$ (402,901)

As of December 31, 2008, the Company has a net operating loss carryforwards of approximately $402,901.  Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

As of December 31, 2008 the Company had 26,515,200 shares of common stock issued and outstanding.

NOTE 9.  STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2008:

 •

Preferred stock, $ 0.01 par value: 5,000,000 shares authorized; 334,000 shares issued and outstanding.

 •

Common stock, $ 0.01 par value: 30,000,000 shares authorized; 26,515,200 shares issued and outstanding