Form 10-Q
period 2009-03-31
Insulcrete, Inc.
filed 2011-10-11
CIK 841360

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from N/A to .

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

Yes [ ] No [X]

The number of shares outstanding of the Registrant's Common Stock as of March 31, 2009 was 26,515,200 shares. Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (Do not check if a smaller reporting company)	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
On March 31, 2009, 26,515,200 shares of the issuer's common stock were outstanding.

PART I - FINANCIAL INFORMATION

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

Item 1.  Financial Statements

          See F-1

<Table of Contents>	2

INSULCRETE, INC. (A Development Stage Company) Balance Sheets

	As of March 31, 2009 (Unaudited)	As of December 31, 2008

ASSETS

Current Assets
Cash	$3,095	$277

Total Current Assets	3,095	277

TOTAL ASSETS	$3,095	$277

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	$5,000	$-
Accrued Interest Payable	1,485	-

Total Current Liabilities	6,485	-

Long-Term Liabilities
Note payable - related party	203,814	200,064

Total Long-Term Liabilities	203,814	200,064

TOTAL LIABILITIES	210,299	200,064

Stockholders' Equity (Deficit)
Preferred stock,	3,340	3,340
($.01 par value, 5,000,000 shares authorized; 334,000 issued and outstanding as of March 31, 2009 and December 31, 2008, respectively)
Common stock	265,152	265,152
($.01 par value, 30,000,000 shares authorized; 26,515,200 shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively)
Additional paid-in capital	(65,378)	(65,378)
Deficit accumulated during development stage	(410,318)	(402,901)

Total Stockholders' Equity (Deficit)	(207,204)	(199,787)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$3,095	$277

See Notes to Financial Statements.

<Table of Contents>	3

INSULCRETE, INC. (A Development Stage Company) Statements of Operations (Unaudited)

	Three Months Ended		May 3, 1988 (inception) through March 31, 2009

	March 31, 2009	March 31, 2008

Revenues
Revenues	$-	$-	$-

Total Revenues	-	-	-

Operating Costs
Administrative Expenses	5,932	3,648	379,564

Total Operating Costs	5,932	3,648	379,564

Other Income & (Expenses)
Other income (expense)	-	-	15,450
Interest (expense)	(1,485)	(1,371)	(46,204)

Total Other Income & (Expenses)	(1,485)	(1,371)	(30,754)

Net Loss	$(7,417)	$(5,019)	$(410,318)

Basic loss per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	26,515,200	26,515,200

See Notes to Financial Statements.

<Table of Contents>	4

INSULCRETE, INC. (A Development Stage Company) Statements of Cash Flows (unaudited)

	Three Months Ended		May 3, 1988 (inception) through March 31, 2009

	March 31, 2009	March 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(7,417)	$(5,019)	$(410,318)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	5,000	-	5,000
Increase (decrease) in interest payable	1,485	-	1,485

Net cash provided by (used in) operating activities	(932)	(5,019)	(403,833)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	265,152
Proceeds from issuance of preferred stock	-	-	3,340
Proceeds from issuance of paid-in capital	-	-	(65,378)
Note payable - related party	3,750	(3,629)	203,814

Net cash provided by (used in) financing activities	3,750	(3,629)	406,928

Net increase (decrease) in cash	2,818	(8,648)	3,095

Cash at beginning of period	277	10,717	-

Cash at end of period	$3,095	$2,069	$3,095

See Notes to Financial Statements.

<Table of Contents>	5

INSULCRETE, INC.
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
As of March 31, 2009

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

<Table of Contents>	6

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

NOTE 4.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $410,318 during the period from May 3, 1988 (inception) to March 31, 2009. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

<Table of Contents>	7

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

As of March 31, 2009 the Company has a note payable due to International Credit Bureau, Inc. (a related party) in the amount of $203,814. This is an unsecured loan with an interest rate of 3%. Total interest recorded for the three months ended March 31, 2009 was $1,485.

NOTE 6.  INCOME TAXES

As of March 31, 2009

Deferred tax assets:
Net operating tax carryforwards	$ 139,508
Other	-0-

Gross deferred tax assets	139,508
Valuation allowance	(139,508)

Net deferred tax assets	$ -0-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 7.  SCHEDULE OF NET OPERATING LOSSES

1993 Through 1995 Net Operating Loss	$(52,645)
1996 Net Operating Loss	(165,212)
1997 Net Operating Loss	(7,670)
1998 Net Operating Loss	(4,444)
1999 Net Operating Loss	(7,577)
2000 Net Operating Loss	(4,911)
2001 Net Operating Loss	(36,369)
2002 Net Operating Loss	(9,682)
2003 Net Operating Loss	(9,414)
2004 Net Operating Loss	(17,466)
2005 Net Operating Loss	(26,042)
2006 Net Operating Loss	(17,201)
2007 Net Operating Loss	(17,106)
2008 Net Operating Loss	(27,162)
2009 Three Months Net Operating Loss	(7,417)

Net Operating Loss	$(410,318)

As of March 31, 2009, the Company has a net operating loss carryforwards of approximately $410,318. Net operating loss carryforward expires twenty years from the date the loss was incurred.

<Table of Contents>	8

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

As of March 31, 2009 the Company had 26,515,200 shares of common stock issued and outstanding.

NOTE 9.  STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of March 31, 2009:

     •   Preferred stock, $ 0.01 par value: 5,000,000 shares authorized; 334,000 shares issued and outstanding.

     •   Common stock, $ 0.01 par value: 30,000,000 shares authorized; 26,515,200 shares issued and outstanding.

<Table of Contents>	9

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

As used herein, the term "we," "us," "our," and the "Company" refers to Insulcrete, Inc., a Delaware corporation unless otherwise noted.

We are a "shell company" (as that term is defined in Rule 144(i) of the Securities Act of 1933).

As a "shell company" our stockholders are not able to claim or use the exemption provided by Rule 144. As a result, unless or until we file the required "Form 10-type information" with the Commission (in this case, on Form 8-K) and, at the same time, have and maintain non-cash assets (or operations) that are not nominal and thereafter for a period of at least one year after the filing of the "Form 10 type information", we will not we said to have "cured" our shell company status.

Further to "cure" the shell company status, we will also need to prepare and file with the Commission all of our Form 10-Qs and our Form 10-Ks and maintain non-cash assets (or operations) that are not nominal at all times thereafter.

For as long as the Company remains a "shell company," all stockholders of the Company cannot use or claim the exemption provided by Rule 144. In effect, that means that stockholders will not have an effective ability to undertake any public re-sale of any of the Company's common stock.

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

SHMI was a financial intermediary and operates a mortgage banking firm with activities in San Diego , California. In addition, at that time our second wholly-owned subsidiary, Peninsula Funding Corporation ("PFC"), was a trustee corporation that SHMI specified in it's Deeds of Trust to represent the beneficiary, supervise foreclosure proceedings, and issue re-conveyances. At that time the Company derived re-conveyance and trustee fee revenues through PFC operations. On September 11, 1989 a third wholly-owned subsidiary, Pacific Empire Escrow, Inc. ("PEEI") was incorporated as a California corporation. Pacific Empire Escrow, Inc. was intended to be an independent Escrow company operating in the state of California. However, Pacific Empire Escrow never became operational, and SHMI formed an Escrow Department to provide Escrow Services for loans that directly involve SHMI. On July 27, 1993, Pacific Empire Escrow, Inc. formally amended its Articles of Incorporation to change its name to Sun Harbor Insurance Services, Inc. ("SHISI"). SHISI offered insurance agency services within San Diego county during the final two quarters of 1993 and for a portion of the first quarter of 1994. However, as a result of a management decision, SHISI's operations were terminated in March 1994.

<Table of Contents>	10

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

The "Company", as used herein, refers to the consolidated entity unless otherwise noted.

<Table of Contents>	11

Three Month Periods Ended March 31, 2009 and March 31, 2008

During the first three months ending March 31, 2009, ("First Quarter 2009"), we recorded no sales revenues. During this period we had no business, assets, or operations. Similarly, during the first three months ending March 31, 2008 ("First Quarter 2008"), we recorded no sales revenues and again during First Quarter 2008, we had no business, assets, or operations.

During the First Quarter 2008, we did record $614 as administrative expense - these were expenses related to the maintenance of the Company's corporate charter, accounting, administrative, preparation of filings with the U.S. Securities and Exchange Commission, and related expenses. By comparison, during the First Quarter 2009, we incurred $4,672 as administrative expenses. The higher level of general and administrative expenses during the First Quarter 2009 was primarily due to efforts that we took to attend to our files, books, records, and the preparation and filing of our periodic reports for the current quarter as well as for prior calendar years and quarters together various filing fees.

During the First Quarter 2009, we had other expenses of $12,000 and interest expense of $1,485. By comparison, during the First Quarter 2008, we had interest expense of $1,243. The interest expense incurred in the First Quarter 2009 was incurred as a result of a promissory note issued to International Credit Bureau, Inc. This note bears interest at 3%.

As a result, we had a Net Loss of $18,157 during the First Quarter 2009 compared to a Net Loss of $1,857 during the First Quarter 2008.

On a per share basis, the Net Loss during the First Quarter 2009 was $0 compared to First Quarter 2008 when the Net Loss Per Common Share was $0.

Liquidity and Capital Resources

We have no real liquidity and no apparent source of financing apart from the arrangement that we have established with ICBI. We currently owe ICBI an aggregate of $203,814 as of March 31, 2009. On a going-forward basis, the Company anticipates that it will need between $8,000 to $20,000annually merely to maintain the Company's existence and to pay the expenses and costs that it incurs to ensure that the Company can remain a corporate enterprise with all of the attendant responsibilities, filings, and associated documentation. For these and other reasons, our management recognizes the adverse difficulties and continuing challenges we face. Apart from the limited assurances that we have received from ICBI, there can be no assurance that we will receive any financing or funding from any source or if any financing should be obtained, that existing shareholders will not incur substantial, immediate, and permanent dilution of their existing investment.

Further, there can be no assurance that we will be successful in obtaining any additional financing, or if we receive any additional financing, that any such financing can be obtained on terms that may be deemed reasonable given our current dire financial condition.

<Table of Contents>	12

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

1. Continued Operating Losses. We incurred additional losses and negative cash flow during the twelve months ending December 31, 2008. There is no assurance that our operations (if any are ever established) will be successful or that we will be profitable or achieve positive cash flow in the future

2. Absence of Assets, Business, Operations & Extraordinary Uncertainties. We have no meaningful assets, business or operations and there can be no assurance that we will regain or acquire any new assets in the future. While we may later search for other ventures, our ability to undertake any such future venture will likely be severely limited and there can be no assurance that we will ever acquire any other business venture or if such a venture is acquired, that any such venture can be acquired on any reasonable terms in light of our current financial circumstances.

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

4. Auditor's Opinion: Going Concern. Except for the explanatory paragraph included in the firm's report on the financial statements for the year ended December 31, 2008, relating to the substantial doubt existing about the Company's ability to continue as a going concern, the audit report did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

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

6. Other Factors Cited in Form 10-K As Previously Filed. The Company faces many risks and uncertainties. These also include those risks and uncertainties recited in the Company's most recent Form 10-K. Any investor who purchases the Company's Common Stock should be prepared to lose their entire investment.

<Table of Contents>	13

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

<Table of Contents>	14

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

Status as a "Shell Company" and Uncertain Future Prospects

We are a "shell company" within the meaning of Rule 12b-2 of the Securities Exchange Act of 1934 and within the meaning of Rule 144(i) of the 1933 Act. As a result, we and our stockholders are burdened by several disabilities imposed on companies that do not currently possess an operating business. While we continue to look at potential business and investment opportunities, we can not assure you that we will be successful in identifying any suitable business opportunities or, if we identify them, that we can successfully negotiate a transaction that will be beneficial to our stockholder

Absence of Trading Market for Our Common Stock

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

<Table of Contents>	15

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

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

31.1  Certification
31.2  Certification

32.1  Certification
32.2  Certification

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the three months ended March 31, 2009.

<Table of Contents>	16

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:
Insulcrete, Inc.

Date:  October 11, 2011

/s/ Lisa Norman
Lisa Norman
President, Chief Executive Officer
Chief Financial Officer

<Table of Contents>	17