Form 10-Q/A
period 2009-03-31
Insulcrete, Inc.
filed 2012-10-24
CIK 841360

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1
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

EXPLANATORY NOTE

This is Amendment No. 1 to the Form 10-Q that we previously filed with the Commission for the first three months ending March 31, 2009 is being filed because we inadvertently and unintentionally filed the prior Form 10-Q without obtaining the review and consent of our independent accountants, as set forth in the Form 8-K filed with the Commission. This Amendment has been reviewed by our accountants.

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

MATTER OF FORWARD-LOOKING STATEMENTS

THIS AMENDMENT NO. 1 TO FORM 10-Q CONTAINS "FORWARD-LOOKING STATEMENTS" THAT CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING WORDS SUCH AS "BELIEVES," "EXPECTS," "MAY," "WILL," "SHOULD," OR "ANTICIPATES," OR THE NEGATIVE OF THESE WORDS OR OTHER VARIATIONS OF THESE WORDS OR COMPARABLE WORDS, OR BY DISCUSSIONS OF PLANS OR STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. MANAGEMENT WISHES TO CAUTION THE READER THAT THESE FORWARD-LOOKING STATEMENTS, INCLUDING, BUT NOT LIMITED TO, STATEMENTS REGARDING THE COMPANY'S MARKETING PLANS, GOALS, COMPETITIVE AND TECHNOLOGY TRENDS AND OTHER MATTERS THAT ARE NOT HISTORICAL FACTS ARE ONLY PREDICTIONS. NO ASSURANCES CAN BE GIVEN THAT SUCH PREDICTIONS WILL PROVE CORRECT OR THAT THE ANTICIPATED FUTURE RESULTS WILL BE ACHIEVED. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY EITHER BECAUSE ONE OR MORE PREDICTIONS PROVE TO BE ERRONEOUS OR AS A RESULT OF OTHER RISKS FACING THE COMPANY. FORWARD-LOOKING STATEMENTS SHOULD BE READ IN LIGHT OF THE CAUTIONARY STATEMENTS AND IMPORTANT FACTORS DESCRIBED IN THIS FORM 10-QSB FOR INSULCRETE, INC., INCLUDING, BUT NOT LIMITED TO "THE FACTORS THAT MAY AFFECT FUTURE RESULTS" SHOWN AS ITEM 1A AND IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. THE RISKS INCLUDE, BUT ARE NOT LIMITED TO, THE RISKS ASSOCIATED WITH AN EARLY-STAGE COMPANY THAT HAS ONLY A LIMITED HISTORY OF OPERATIONS, THE COMPARATIVELY LIMITED FINANCIAL RESOURCES OF THE COMPANY, THE INTENSE COMPETITION THE COMPANY FACES FROM OTHER ESTABLISHED COMPETITORS, TECHNOLOGICAL CHANGES THAT MAY LIMIT THE ABILITY OF THE COMPANY TO MARKET AND SELL ITS PRODUCTS AND SERVICES OR ADVERSELY IMPACT THE PRICING OF THESE PRODUCTS AND SERVICES, AND MANAGEMENT THAT HAS ONLY LIMITED EXPERIENCE IN DEVELOPING SYSTEMS AND MANAGEMENT PRACTICES. ANY ONE OR MORE OF THESE OR OTHER RISKS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FUTURE RESULTS INDICATED, EXPRESSED, OR IMPLIED IN SUCH FORWARD-LOOKING STATEMENTS. WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT TO REFLECT EVENTS, CIRCUMSTANCES, OR NEW INFORMATION AFTER THE DATE OF THIS FORM 10-Q OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED OR OTHER SUBSEQUENT EVENTS.

Item 1.  Financial Statements

          See F-1

<Table of Contents>	1

PLS CPA, A PROFESSIONAL CORP.
t 4725 MERCURY STREET #210 t SAN DIEGO t CALIFORNIA 92111t
t TELEPHONE (858)722-5953 t FAX (858) 761-0341 t FAX (858) 433-2979
t E-MAIL changgpark@gmail.com t

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Insulcrete, Inc.

We have reviewed the accompanying balance sheets of Insulcrete, Inc. (A Development Stage "Company") as of March 31, 2009, and the related statements of operations, and cash flows for the three months ended March 31, 2009 and 2008, and for the period from May 3, 1988 (inception) through March 31, 2009. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Because of the Company's current status and limited operations there is substantial doubt about its ability to continue as a going concern. Management's plans in regard to its current status are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  PLS CPA
PLS CPA, A Professional Corp.

October 24, 2012
San Diego, CA. 92111

Registered with the Public Company Accounting Oversight Board

<Table of Contents>	2

INSULCRETE, INC. (A Development Stage Company) Balance Sheets

	As of March 31, 2009 (Unaudited)	As of December 31, 2008

ASSETS

Current Assets
Cash	$3,095	$277

Total Current Assets	3,095	277

TOTAL ASSETS	$3,095	$277

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	$10,280	$-
Note Payable - Related Party	203,814	200,064
Accrued Interest Payable	1,485	-

Total Current Liabilities	215,579	200,064

Long-Term Liabilities

Total Long-Term Liabilities	-	-

TOTAL LIABILITIES	215,579	200,064

Stockholders' Equity (Deficit)
Preferred stock,	3,340	3,340
($.01 par value, 5,000,000 shares authorized; 334,000 issued and outstanding as of March 31, 2009 and December 31, 2008, respectively)
Common stock	530	530
($.01 par value, 30,000,000 shares authorized; 53,030 shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively)
Additional paid-in capital	199,244	199,244
Deficit accumulated during development stage	(415,598)	(402,901)

Total Stockholders' Equity (Deficit)	(212,484)	(199,787)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$3,094	$277

See Notes to Financial Statements.

<Table of Contents>	3

INSULCRETE, INC. (A Development Stage Company) Statements of Operations (Unaudited)

	Three Months Ended		May 3, 1988 (inception) through March 31, 2009

	March 31, 2009	March 31, 2008

Revenues
Revenues	$-	$-	$-

Total Revenues	-	-	-

Operating Costs
Administrative Expenses	11,212	3,648	384,844

Total Operating Costs	11,212	3,648	384,844

Other Income & (Expenses)
Other income (expense)	-	-	15,450
Interest (expense)	(1,485)	(1,371)	(46,204)

Total Other Income & (Expenses)	(1,485)	(1,371)	(30,754)

Net Loss	$(12,697)	$(5,019)	$(415,598)

Basic loss per share	$(0.24)	$(0.09)

Weighted average number of common shares outstanding	53,030	53,030

See Notes to Financial Statements.

<Table of Contents>	4

INSULCRETE, INC. (A Development Stage Company) Statements of Cash Flows (unaudited)

	Three Months Ended		May 3, 1988 (inception) through March 31, 2009

	March 31, 2009	March 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(12,697)	$(5,019)	$(415,598)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	10,280	-	10,280
Increase (decrease) in interest payable	1,485	-	1,485

Net cash provided by (used in) operating activities	(932)	(5,019)	(403,833)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	530
Proceeds from issuance of preferred stock	-	-	3,340
Proceeds from issuance of paid-in capital	-	-	199,244
Note payable - related party	3,750	(3,629)	203,814

Net cash provided by (used in) financing activities	3,750	(3,629)	406,928

Net increase (decrease) in cash	2,818	(8,648)	3,095

Cash at beginning of period	277	10,717	-

Cash at end of period	$3,095	$2,069	$3,095

See Notes to Financial Statements.

<Table of Contents>	5

INSULCRETE, INC.
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
As of March 31, 2009

NOTE 1.  ORGANIZATION AND DESCRIPTION OF BUSINESS

Insulcrete, Inc (the Company) was incorporated under the laws of the State of Delaware on May 3, 1988. The Company has not generated revenues from its planned principal operations and is considered a development stage company as that term is defined by Financial Accounting Standard Board ("FASB") Accounting Standards Codification ("ASC") 915, Development Stage Entities.

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

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Interim Financial Statements

The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the financial statements and footnotes thereto included in our Form 10-K Report for the fiscal year ended December 31, 2008.

b.  Basis of Accounting

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31, year-end.

c.  Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the useful life and valuation of long-lived assets and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

d.  Basic Earnings per Share

The basic earnings (loss) per share are calculated by dividing the Company's net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity.

Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company.

<Table of Contents>	6

e.  Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

f.  Stock Based Compensation

We follow ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options. The Company granted stock awards, at par value, to its officers, directors and advisors for services rendered in its formation. Accordingly, stock-based compensation has been recorded to date.

g.  Income Taxes

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted rates in effect in the years during which the differences are expected to reverse and upon the possible realization of net operating loss carry-forwards. Additionally, the Company has not recognized any amount for a tax position taken or expected to be taken on its tax return, or for any interest or penalties.

h.  New Accounting Pronouncements:

In October 2009, FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. The adoption of this standard has no material effect on the Company's financial statements.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product's essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. The adoption of this standard has no material effect on the Company's financial statements.

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. The adoption of this standard has no material effect on the Company's financial statements.

In February 2010, the FASB issued ASU No. 2010-09 "Subsequent Events (ASC Topic 855) "Amendments to Certain Recognition and Disclosure Requirements" ("ASU No. 2010-09"). ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption of this standard did not have a significant impact on the Company's financial statements.

In March 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2010-11 (ASU 2010-11), "Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives." The amendments in this update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity's first fiscal quarter beginning after issuance of this update. The adoption of this standard is not expected to have an impact on the Company's financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial statements.

NOTE 3.  WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common.

NOTE 4.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $415,598 during the period from May 3, 1988 (inception) to March 31, 2009. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 6.  INCOME TAXES

As of March 31, 2009

Deferred tax assets:
Net operating tax carryforwards	$ 141,303
Other	-0-

Gross deferred tax assets	141,303
Valuation allowance	(141,303)

Net deferred tax assets	$ -0-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 7.  SCHEDULE OF NET OPERATING LOSSES

1993 Through 1995 Net Operating Loss	$(52,645)
1996 Net Operating Loss	(165,212)
1997 Net Operating Loss	(7,670)
1998 Net Operating Loss	(4,444)
1999 Net Operating Loss	(7,577)
2000 Net Operating Loss	(4,911)
2001 Net Operating Loss	(36,369)
2002 Net Operating Loss	(9,682)
2003 Net Operating Loss	(9,414)
2004 Net Operating Loss	(17,466)
2005 Net Operating Loss	(26,042)
2006 Net Operating Loss	(17,201)
2007 Net Operating Loss	(17,106)
2008 Net Operating Loss	(27,162)
2009 Three Months Net Operating Loss	(12,697)

Net Operating Loss	$(415,598)

As of March 31, 2009, the Company has a net operating loss carryforwards of approximately $415,598. Net operating loss carryforward expires twenty years from the date the loss was incurred.

<Table of Contents>	8

NOTE 8.  STOCK TRANSACTIONS

On April 14, 2009, the Company declared a 500 to 1 "reverse split" of its issued and outstanding common stock. The result of the "reverse split" was the retirement of all of its outstanding shares; 26,515,200 and the issuance of 53,030 new common shares. All share numbers have been retroactively adjusted for all periods presented giving effect to the 500-for-1 reserve stock split.

As of March 31, 2009 the Company had 53,030 shares of common stock issued and outstanding.

NOTE 9.  STOCKHOLDERS' EQUITY

All share numbers have been retroactively adjusted for all periods presented giving effect to the 500-for-1 reverse stock split.

The stockholders' equity section of the Company contains the following classes of capital stock as of March 31, 2009:

     •   Preferred stock, $ 0.01 par value: 5,000,000 shares authorized; 334,000 shares issued and outstanding.

     •   Common stock, $ 0.01 par value: 30,000,000 shares authorized; 53,030 shares issued and outstanding.

NOTE 10.  SIGNIFICANT SUBSEQUENT EVENTS

a.

On April 12, 2009, the Company issued 484,800 shares of its common stock to Company president Lisa Norman. All shares issued with a restricted securities legend pursuant to claim of exemption under Section 4(2) of the Securities Act of 1933.

b.	On April 14, 2009, the Company increased the number of authorized shares of common stock from 30,000,000 to 100,000,000.

c.

On April 14, 2009, the Company declared a 500 to 1 "reverse split" of its issued and outstanding common stock. The result of the "reverse split" was the retirement of all of its outstanding shares; 26,515,200 and the issuance of 53,030 new common shares.

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

Further, our review and investigation of our affairs strongly indicates that we do not currently have a trading symbol and we may not have any eligibility with the Depository Trust Company. In that event, it may be difficult for us to regain tradability in our common stock in any market.

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

During the First Quarter 2008, we did record $3,648 as administrative expense - these were expenses related to the maintenance of the Company's corporate charter, accounting, administrative, preparation of filings with the U.S. Securities and Exchange Commission, and related expenses. By comparison, during the First Quarter 2009, we incurred $11,212 as administrative expenses. The higher level of general and administrative expenses during the First Quarter 2009 was primarily due to efforts that we took to attend to our files, books, records, and the preparation and filing of our periodic reports for the current quarter as well as for prior calendar years and quarters together various filing fees.

During the First Quarter 2009, we had interest expense of $1,485. By comparison, during the First Quarter 2008, we had interest expense of $1,371. The interest expense incurred in the First Quarter 2009 was incurred as a result of a promissory note issued to International Credit Bureau, Inc. This note bears interest at 3%.

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

<Table of Contents>	14

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

<Table of Contents>	15

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

Date: October 24, 2012

/s/ Lisa Norman Lisa Norman President, Chief Executive Officer Chief Financial Officer

<Table of Contents>	17