Form 10-Q
period 2009-06-30
Insulcrete, Inc.
filed 2012-11-01
CIK 841360

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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

          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes          No   X

The number of shares outstanding of the Registrant's Common Stock as of June 30, 2009 was 54,000 shares. Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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
On June 30, 2009, 54,000 shares of the issuer's common stock were outstanding.

Insulcrete, Inc.

TABLE OF CONTENTS

		Page Number

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
	Balance Sheets June 30, 2009 (unaudited) and December 31, 2008	F 1
	Statements of Operations (unaudited) Three Months Ended June 30, 2009 and Three Months Ended June 30, 2008 and Six Months Ended June 30, 2009 and Six Months Ended June 30, 2008	F 2
	Statements of Cash Flows (unaudited) Six Months Ended June 30, 2009 and June 30, 2008	F 3
	Notes to Financial Statements (unaudited)	F 4
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14
Item 4.	Controls and Procedures	15

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	17
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3.	Defaults Upon Senior Securities	18
Item 4.	Submission of Matters to a Vote of Security Holders	18
Item 5.	Other Information	18
Item 6.	Exhibits and Reports on Form 8-K	18

i

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

PLS CPA, A PROFESSIONAL CORPORATION
t 4725 MERCURY STREET #210 t SAN DIEGO t CALIFORNIA 92111t
t TELEPHONE (858)722-5953 t FAX (858) 761-0341 t FAX (858) 433-2979
t E-MAIL changgpark@gmail.com t

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Insulcrete, Inc.

We have reviewed the accompanying balance sheets of Insulcrete, Inc. (A Development Stage "Company") as of June 30, 2009, and the related statements of operations, and cash flows for the three and six months ended June 30, 2009 and 2008, and for the period from May 3, 1988 (inception) through June 30, 2009. These financial statements are the responsibility of the Company's management.

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

/s/ PLS CPA__

PLS CPA, A Professional Corp.
November 1, 2012
San Diego, CA 92111

Registered with the Public Company Accounting Oversight Board

INSULCRETE, INC. (A Development Stage Company) Balance Sheets

	Unaudited As of June 30, 2009	As of December 31, 2008

ASSETS

Current Assets

Cash	$250	$277

Total Current Assets	250	277

TOTAL ASSETS	$250	$277

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

Accounts Payable	$2,475	$-
Note Payable - related party	211,764	200,064
Accrued Interest Payable	3,058	-

Total Current Liabilities	217,297	200,064

Long-Term Liabilities	-	-

Total Long-Term Liabilities	-	-

TOTAL LIABILITIES	217,297	200,064

Stockholders' Equity (Deficit)

Preferred stock,	3,340	3,340
($.01 par value, 5,000,000 shares authorized; 334,000 issued and outstanding as of June 30, 2009 and December 31, 2008)
Common stock	540	530
($.01 par value, 100,000,000 shares authorized; 54,000 shares issued and outstanding as of June 30, 2009 and 53,030 shares issued and outstanding as of December 31, 2008)
Additional paid-in capital	204,082	199,244
Deficit accumulated during development stage	(425,009)	(402.901)

Total Stockholders' Equity (Deficit)	(217,047)	(199,787)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$250	$277

See Notes to Financial Statements.

INSULCRETE, INC. (A Development Stage Company) Statements of Operations (Unaudited)

	Six Months Ended		Three Months Ended		May 3, 1988 (inception) through June 30, 2009

	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Revenues

Revenues	$-	$-	-	$-	$-

Total Revenues	-	-	-	-	-

Operating Costs

Administrative Expenses	19,050	4,416	7,838	768	392,682

Total Operating Costs	19,050	4,416	7,838	768	392,682

Other Income & (Expenses)

Other income	-	-	-	-	15,450
Interest (expense)	(3,058)	(2,697)	(1,574)	(1,326)	(47,777)

Total Other Income & (Expenses)	(3,058)	(2,697)	(1,574)	(1,326)	(32,327)

Net Loss	$(22,108)	$(7,113)	(9,412)	$(2,094)	$(425,009)

Basic loss per share	$(0.41)	$(0.13)	(0.17)	$(0.04)

Weighted average number of common shares outstanding	53,459	53,030	53,883	53,030

See Notes to Financial Statements.

INSULCRETE, INC. (A Development Stage Company) Statements of Cash Flows (unaudited)

	Six Months Ended		May 3, 1988 (inception) through June 30, 2009

	June 30, 2009	June 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(22,108)	$(7,113)	$(425,009)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Common stock issued for bonus	4,848	-	4,848
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	2,475	-	2,475
Increase (decrease) in interest payable	3,058	-	3,058

Net cash provided by (used in) operating activities	(11,727)	(7,113)	(414,628)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	530
Proceeds from issuance of preferred stock	-	-	3,340
Proceeds from issuance of paid-in capital	-	-	199,244
Note payable - related party	11,700	(2,303)	211,764

Net cash provided by (used in) financing activities	11,700	(2,303)	414,878

Net increase (decrease) in cash	(27)	(9,416)	250

Cash at beginning of period	277	10,717	-

Cash at end of period	$250	$1,301	$250

See Notes to Financial Statements.

INSULCRETE, INC.
(A Development Stage Company)
Notes to Financial Statements (unaudited)
As of June 30, 2009

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

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Interim Financial Statements

The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the financial statements and footnotes thereto included in our Form 10-K Report for the fiscal year ended December 31, 2008.

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
As of June 30, 2009

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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
As of June 30, 2009

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

INSULCRETE, INC.
(A Development Stage Company)
Notes to Financial Statements (unaudited)
As of June 30, 2009

NOTE 4.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $425,009 during the period from May 3, 1988 (inception) to June 30, 2009. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of June 30, 2009 the Company has a note payable due to International Credit Bureau, Inc. (a related party) in the amount of $211,764. This is an unsecured loan with an interest rate of 3%. Total interest recorded for the six months ended June 30, 2009 was $3,058.

INSULCRETE, INC.
(A Development Stage Company)
Notes to Financial Statements (unaudited)
As of June 30, 2009

NOTE 6.  INCOME TAXES

As of June 30, 2009

Deferred tax assets:
Net operating tax carryforwards	$142,855
Other	-0-
Gross deferred tax assets	142,855
Valuation allowance	(142,855)

Net deferred tax assets	$-0-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 7.  SCHEDULE OF NET OPERATING LOSSES

1993 Through 1995 Net Operating Loss	$(52,645)
1996 Net Operating Loss	(165,212)
1997 Net Operating Loss	(7,670)
1998 Net Operating Loss	(4,444)
1999 Net Operating Loss	(7,577)
2000 Net Operating Loss	(4,911)
2001 Net Operating Loss	(36,369)
2002 Net Operating Loss	(9,682)
2003 Net Operating Loss	(9,414)
2004 Net Operating Loss	(17,466)
2005 Net Operating Loss	(26,042)
2006 Net Operating Loss	(17,201)
2007 Net Operating Loss	(17,106)
2008 Net Operating Loss	(27,162)
2009 Six Months Net Operating Loss	(22,108)

Net Operating Loss	$(425,009)

As of June 30, 2009, the Company has a net operating loss carry-forward of approximately $425,009. Net operating loss carryforward expires twenty years from the date the loss was incurred.

INSULCRETE, INC.
(A Development Stage Company)
Notes to Financial Statements (unaudited)
As of June 30, 2009

NOTE 8.  STOCK TRANSACTIONS

On April 12, 2009, the Board of Directors issued 484,800 shares of the Company's pre-reverse split common stock to Lisa Norman, President of Insulcrete, Inc. which were concurrently converted to 970 shares of post-reverse split common shares. All shares issued with a restricted securities legend pursuant to a claim of exemption under Section 4(2) of the Securities Act of 1933.

On April 14, 2009, the Company increased the number of authorized shares of common stock to 100,000,000.

On April 14, 2009, the Board of Directors declared a 500 to 1 "reverse split" of their outstanding common stock.

All share numbers have been retroactively adjusted for all periods presented give effect to the 500-for-1 reserve stock split.

As of June 30, 2009 the Company had 54,000 shares of common stock issued and outstanding.

NOTE 9.  STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of June 30, 2009:

•	Preferred stock, $ 0.01 par value: 5,000,000 shares authorized; 334,000 shares issued and outstanding.
•	Common stock, $ 0.01 par value: 100,000,000 shares authorized; 54,000 shares issued and outstanding.

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

SHMI was a financial intermediary and operates a mortgage banking firm with activities in San Diego, California. In addition, at that time the Company's second wholly-owned subsidiary, Peninsula Funding Corporation ("PFC"), was a trustee corporation that SHMI specifies in it's Deeds of Trust to represent the beneficiary, supervise foreclosure proceedings, and issue reconveyances. At that time, we derived reconveyance and trustee fee revenues through PFC operations. On September 11, 1989 a third wholly-owned subsidiary, Pacific Empire Escrow, Inc. ("PEEI") was incorporated as a California corporation. Pacific Empire Escrow, Inc. was intended to be an independent Escrow company operating in the state of California. However, Pacific Empire Escrow never became operational, and SHMI formed an Escrow Department to provide Escrow Services for loans that directly involve SHMI. On July 27, 1993, Pacific Empire Escrow, Inc. formally amended its Articles of Incorporation to change its name to Sun Harbor Insurance Services, Inc. ("SHISI"). SHISI offered insurance agency services within San Diego County during the final two quarters of 1993 and for a portion of the first quarter of 1994. However, as a result of a management decision, SHISI's operations were terminated in March 1994. In September 1994, Sun Harbor Insurance Services, Inc. formally amended its Articles of Incorporation to change its name to Sun Harbor Leasing, Inc. ("SHLI"). SHLI offered a wide range of leases on automobiles, aircraft, boats, office equipment, etc. to Lessees in San Diego and other Southern California counties. SHLI became operational during the fourth quarter of 1994.

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

Reverse Stock Split and Stockholder Meeting of April 2009

On April 14, 2009, the Company held its first-ever stockholders' meeting (the "Meeting") in accordance with the Information Statement filed with the Securities and Exchange Commission. At the Meeting, the Company's stockholders approved the reverse stock split whereby one new share of the Company's Common Stock was issued for every five hundred (500) shares held by the stockholder (with all fractional share amounts rounded up to the next whole share (the "Reverse Stock Split").

The stockholders also approved an amendment to the Company's Certificate of Incorporation so that, as amended, the Company increased its authorized Common Stock to 100,000,000.

The stockholders also approved an additional an amendment to the Certificate of Incorporation, so that as amended, the Company's name was changed to Insulcrete, Inc.

The "Company", as used herein, refers to the entity unless otherwise noted.

Six Month Periods Ended June 30, 2009 and June 30, 2008

During the first six months ending June 30, 2009 ("First Six Months 2009"), we recorded no sales revenues. During this period we had no business, assets, or operations. Similarly, during the six months ending June 30, 2008 ("First Six Months 2008"), we recorded no sales revenues and we had no business, assets, or operations.

During the First Six Months 2009, we did record $19,050 as administrative expense - these were expenses related to the maintenance of the Company's corporate charter, accounting, administrative, legal, and related expenses. By comparison, during the First Six Months 2008, we incurred $4,416 as general and administrative expenses. The higher level of general and administrative expenses during the First Six Months 2009 was primarily due to efforts that the Company took to complete certain delinquent filings with the U.S. Securities and Exchange Commission and otherwise attend to its corporate affairs.

During the First Six Months 2009, we had interest expense of $3,058. The latter reflects interest expense incurred on a note issued to International Credit Bureau, Inc. ("ICBI") which bears interest at 3%. In comparison, we had $2,697 in interest expense on the same note during the First Six Months 2008.

As a result, we had a Net Loss of $22,108 during the First Six Months 2009 compared to a Net Loss of $7,113 during the First Six Months 2008.

On a per share basis, the Net Loss during the First Six Months 2009 was $0.41 compared to First Six Months 2008 when the Net Loss Per Common Share was $0.13.

Second Quarter Ending June 30, 2009 versus Second Quarter Ending June 30, 2008

During the three months ending June 30, 2009 ("Second Quarter 2009"), we recorded no sales revenues but did incur $7,838 in administrative expenses compared to $768 in administrative expenses during the three months ending Second Quarter 2008 ("Second Quarter 2008") where we also did not record and revenues. The reduction in administrative expenses during the Second Quarter 2008 compared to Second Quarter 2009 was dramatically lower but only reflected a lower level of certain administrative expenses that we incurred.

During the Second Quarter 2008, we recorded $1,326 as interest expense on the note issued to International Credit Bureau, Inc. ("ICBI") , while during the Second Quarter 2009, the Company recorded $1,574 as interest expense. No other income or expense was recorded during either of these periods.

As a result, we recorded a Net Loss of $9,412 during the Second Quarter 2009 compared to a Net Loss of $2,094 during the Second Quarter 2008. This resulted, during each period, of Basic Loss Per Share of $0.17 for Second Quarter 2009 and Basic Loss Per Share of $0.04 during Second Quarter 2008.

Liquidity and Capital Resources

The Company has no real liquidity and no apparent source of financing apart from the arrangement that it has established with ICBI. As of June 30, 2009, we had an outstanding balance due ICBI of $211,764. On a going-forward basis, we anticipate that we may need between $10,000 to $20,000 or more annually merely to maintain our corporate existence and pay the expenses and costs that we likely will incur to ensure that we can remain a corporate enterprise with all of our attendant responsibilities, filings, and associated documentation. For these and other reasons, our management recognizes the adverse difficulties and continuing severe challenges we face. Apart from the limited assurances that the Company has received from ICBI, there can be no assurance that the Company will receive any financing or funding from any source or if any financing should be obtained, that existing shareholders will not incur substantial, immediate, and permanent dilution of their existing investment.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the six months ended June 30, 2009.

SIGNATURE

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:
Insulcrete, Inc.

Date: November 1, 2012	/s/ Lisa Norman Lisa Norman President, Chief Executive Officer Chief Financial Officer