Form 10-K
period 2009-12-31
Insulcrete, Inc.
filed 2012-11-01
CIK 841360

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 54,000 Shares as of December 31, 2009.

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

          We anticipate that we may obtain funds, if circumstances and market conditions allow, in one or more private placements to finance the operation of any acquired business. Persons purchasing securities in these placements and other shareholders will likely not have the opportunity to participate in the decision relating to any acquisition. The Company's proposed business is sometimes referred to as a "blind pool" because any investors will entrust their investment monies to the Company's management before they have a chance to analyze any ultimate use to which their money may be put. Consequently, the Company's potential success is heavily dependent on the Company's management, which will have virtually unlimited discretion in searching for and entering into a business opportunity. There can be no assurance that the Company will be able to raise any funds in private placements.

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

12. Possible Rule 144 Stock Sales. Many of our shares of our outstanding Common Stock are "restricted securities" and may be sold only in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration. Rule 144 provides that a person holding restricted securities for a period of two years may thereafter sell in brokerage transactions, an amount not exceeding in any three month period the greater of either (i) 1% of the Company's outstanding Common Stock, or (ii) the average weekly trading volume during a period of four calendar weeks immediate preceding any sale. Persons who are not affiliated with the Company and who have held their restricted securities for at least three years are not subject to the volume limitation. Possible or actual sales of the Company's Common Stock by present shareholders under Rule 144 may have a depressive effect on the price of the Company's Common Stock in any market which may develop. However, since we are a "shell company" (as that term is defined in Rule 144(i)), any holder of our restricted common stock is not able to claim the exemption provided by Rule 144 to allow to utilize this exemption. Any person who acquires our common stock in any private placement should carefully review Rule 144(i) since any potential public resale is likely to be limited if not impossible in most circumstances.

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

2009
No Trading

2008
No Trading

          We have followed the policy of reinvesting earnings in the business and, consequently, we have not paid any cash dividends. At the present time, no change in this policy is under consideration by our Board of Directors. The payment of cash dividends in the future will be determined by the Board of Directors in light of conditions then existing, including our earnings, financial requirements and condition, opportunities for reinvesting earnings, business conditions and other factors. The number of shareholders of record of Common Stock on December 31, 2009 was approximately 737.

Item 6.  Selected Financial Data

          While we are not required to provide the disclosures required by this Item 6, the following table presents comparative summary information regarding our affairs over the past three fiscal years ending December 31, 2009.

	2007	2008	2009
Revenues	$0	$0	$0
Operating Costs	$11,819	$21,690	$24,363
Total Operating Costs	$11,819	$21,690	$24,363
Interest Expense	$5,287	$5,472	$6,277
Net Loss	$17,106	$27,162	$30,640
Net Loss Per Share	$0.32	$0.51	$0.57

<TOC>

Item 7.  Management's Discussion and Analysis or Plan of Operation

Overview

          From our incorporation in May 1988 to June 30, 1995, we offered mortgage banking and brokering, loan servicing and trustee services. During the fiscal years ending December 31, 2007, 2008, and 2009, we had no assets or business operations.

Results of Operations

Fiscal Year Ending December 31, 2009 and Fiscal Year Ending December 31, 2008

          Total Revenues for the year ended December 31, 2009 ("Fiscal 2009") were $0. The lack of revenues reflected the absence of any business activity by us during Fiscal 2009. By comparison, during the fiscal year ending December 31, 2008 ("Fiscal 2008"), we had $0 revenues as well. During Fiscal 2008, we similarly had no business activity.

          General Administrative & Selling Expenses were $24,363 during Fiscal 2009 compared to $21,690 during Fiscal 2008. The increase from Fiscal 2008 to Fiscal 2009 reflected management's actions in pursuing a deliberate strategy to support the existence of the Company and possible acquisition opportunities while also attempting to keep costs for overhead, management, and other administrative costs to the lowest possible minimum during Fiscal 2009.

          During Fiscal 2009 and Fiscal 2008, we had interest expense of $6,277 and $5,472, respectively. This interest expense was due on the note issued to International Credit Bureau, Inc. ("ICBI") which the Company issued in payment of monies received from time to time from ICBI. We also had $0 in other expenses in Fiscal 2009 and Fiscal 2008. As a result, we recorded a Net Loss of $30,640 in Fiscal 2009 compared to a Net Loss of $27,126 in Fiscal 2008. Our Loss Per Share in Fiscal 2009 was $0.57 compared to a Loss Per Share of $0.51 in Fiscal 2008.

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

          Our existence is entirely tenuous and uncertain. Our management believes that we will likely require approximately $10,000 to $20,000 or more in financing per year to maintain our corporate existence and we have not received any indication that such funds are or will become available except that, currently, we have obtained and rely upon funding of $212,802 (as of December31, 2009) from International Credit Bureau, Inc. ("ICBI") under the terms of a promissory note that bears interest at 3%. The arrangement and note issued to ICBI is a transaction with a related party and there can be no assurance that we will continue to obtain funds from ICBI in the future. Further, all transactions with any related party carry with them the possibility that the transaction may be viewed as unfair and the product of a conflict of interest. A conflict of interest arises whenever a party has an interest on both sides of a transaction. While we believe that the transactions with ICBI were undertaken on fair and reasonable terms - similar to that which the Company could obtain from an independent unrelated third party, there can be no assurance that the Company's transactions with ICBI were obtained on terms that were no more than that from an independent third party

<TOC>

Impact of Inflation

          Inflation has not had a significant effect on the Company's operation during the three years ending December 31, 2009.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded (as of December 31, 2009 and as a result of management's further review of these matters), that our disclosure controls and procedures were not effective because of the untimely filing of the management report on the internal controls. We have since taken steps to ensure that our disclosure controls and procedures will be effective in that we will be able to timely file the management report in all future filings with the Securities and Exchange Commission.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

          None.

<TOC>

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

          The names and ages of the Directors and Executive Officers of the Company are as follows:

Name	Age	Position	Since
Lisa Norman	72	Chairman, President, & CEO	04-18-95

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

(1) To the Company's knowledge in the fiscal year ended December 31, 2009.

No director of the Company is also currently a director of any company registered pursuant to Section 12 of the Securities Exchange Act of 1934 or any company registered as an investment company under the Investment Company Act of 1940.

<TOC>

Item 11.  Executive Compensation

          The Company's Board of Directors has authorized the compensation of its officers with the following annual cash salaries:

SUMMARY COMPENSATION TABLE (1)

		Annual Compensation			Long-Term Compensation

Awards Payouts

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Other Annual Compen-sation ($) (e)*	Restricted Stock Awards (s) ($) (f)	Securities Underly-ing Options/ SARs (#) (g)	LTIP Payouts ($) (h)	All Other Compen-sation ($) (i)

Lisa Norman Chairman, President, and CEO, CFO	2007 2008 2009	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	0 0 0	$0 $0 $0	$0 $0 $0

Footnote:
1 No other compensation was paid, accrued or received by any of the Company's officers or directors for any of the years shown.

Compensation Discussion and Analysis

          The Company has not paid and has incurred no obligations for the payment of any compensation to its sole officer and director during the fiscal years ending December 31, 2007, 2008, and 2009.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information relating to the beneficial ownership of the Company common stock by those persons beneficially holding more than 5% of the Company's common stock, by the Company's directors and executive officers, and by all of the Company's directors and executive officers as a group as of March 26, 2009:

(1)	(2)	(3)	(4)
Title Of Class	Name And Address Of Beneficial Owner	Amount And Nature Of Beneficial Owner	Percent Of Class

Common Stock	Lisa Norman 706 Orchid Drive, Unit D Bakersfield, CA 93308	12,970	21.61%

Officers and Directors as a group (1 person)		12,970	21.61%

Common Stock	International Credit Bureau, Inc. 706 Orchid Drive, Unit D Bakersfield, CA 93308	42,356	70.59%

<TOC>

Item 13.  Certain Relationships and Related Transactions

          The Company entered in an agreement with International Credit Bureau, Inc., a company owned and controlled by a relative of Lisa Norman, the Company's Chairman, President, CEO, and Treasurer. Under the terms of the Agreement, the Company borrowed an aggregate of $212,802 as of December 31, 2009 as a promissory note issued to International Credit Bureau, Inc. The interest rate on the note is 3% and the note allows the Company to borrow funds, from time to time, to increase the principal amount of the note, as the parties mutually agree.

Item 14.  Principal Accountant Fees and Services

Audit Fees

For the fiscal years ended December 31, 2009 and 2008, PLS CPA, A Professional Corporation billed $4,000 and $10,000 for the audit of our annual financial statements and review of our Form 10-Q filings.

Audit-Related Fees

There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under "Audit Fees" for fiscal years 2008 and 2009.

Tax Fees

There were no fees billed for tax compliance, tax advice, and tax planning services for the fiscal years ended December 31, 2008 and 2009.

All Other Fees

There were no fees billed for other services for the fiscal years ended December 31, 2008 and 2009.

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

(Registrant:) INSULCRETE, INC.

/s/ Lisa Norman Lisa Norman President, Chief Executive Officer & Chairman of the Board	Date: November 1, 2012

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Lisa Norman Lisa Norman President, Chief Executive Officer and Chairman of the Board	Date: November 1, 2012

<TOC>

PLS CPA, A PROFESSIONAL CORPORATION
t 4725 MERCURY STREET #210 t SAN DIEGO t CALIFORNIA 92111t
t TELEPHONE (858)722-5953 t FAX (858) 761-0341 t FAX (858) 433-2979
t E-MAIL changgpark@gmail.com t

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Insulcrete, Inc.

We have audited the accompanying balance sheets of Insulcrete, Inc. (A Development Stage "Company") as of December 31, 2009 and 20008, the related statements of operations, changes in shareholders' equity and cash flows for the year ended 2009 and 2008, and period from May 3, 1988 (inception) to December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Insulcrete Inc. as of December 31, 2009 and 2008, the result of its operations and its cash flows for the period from the years ended December 31, 2009 and 2008, and period from May 3, 1988 (inception) to December 31, 2009 conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  PLS CPA
PLS CPA, A Professional Corp.
November 1, 2012
San Diego, CA. 92111

Registered with the Public Company Accounting Oversight Board

<TOC>

INSULCRETE, INC. (A Development Stage Company) Balance Sheets

	As of December 31, 2009		As of December 31, 2008

ASSETS
Current Assets
Cash		$464		$277

Total Current Assets		464		277

TOTAL ASSETS		$464		$277

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities	$		$
Accounts Payable		6,964		-
Note Payable - related party		212,802		200,064
Accrued Interest Payable		6,277		-

Total Current Liabilities		226,043		200,064

Long-Term Liabilities		-		-

Total Long-Term Liabilities		-		-

TOTAL LIABILITIES		226,043		200,064

Stockholders' Equity (Deficit)
Preferred stock, ($.01 par value, 5,000,000 shares authorized; 334,000 issued and outstanding as of December 31, 2009 and 2008)		3,340		3,340
Common stock ($.01 par value, 100,000,000 shares authorized; 54,000 shares issued and outstanding as of December 31, 2009 and 53,030 shares issued and outstanding as of December 31, 2008)		540		530
Additional paid-in capital		204,082		199,244
Deficit accumulated during development stage		(433,541)		(402,901)

Total Stockholders' Equity (Deficit)		(225,579)		(199,787)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)		$464		$277

See Notes to Financial Statements

INSULCRETE, INC. (A Development Stage Company) Statements of Operations

	Year Ended December 31,		May 3, 1988 (inception) through December 31,
	2009	2008	2009

Revenues
Revenues	$-	$-	$-

Total Revenues	-	-	-

Operating Costs
Administrative Expenses	24,363	21,690	397,995

Total Operating Costs	24,363	21,690	397,995

Other Income & (Expenses)
Other income	-	-	15,450
Interest (expense)	(6,277)	(5,472)	(50,996)

Total Other Income & (Expenses)	(6,277)	(5,472)	(35,546)

Net Loss	$(30,640)	$(27,162)	$(433,541)

Basic loss per share	$(0.57)	$(0.51)

Weighted average number of common shares outstanding	53,732	53,030

See Notes to Financial Statements

INSULCRETE, INC. (A Development Stage Company) Statement of Changes in Stockholders' Equity (Deficit) From May 3, 1988 (inception) through December 31, 2009

	Preferred Stock	Preferred Stock Amount	Common Stock	Common Stock Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total

Balance December 31, 1995	34,000	$340	59,030	$590	$65,974	$(52,645)	$14,259

Additional paid in capital					136,210		136,210

Net Loss, December 31, 1996						(165,212)	(165,212)

Balance, December 31, 1996	34,000	340	59,030	590	202,184	(217,857)	(14,743)

Net Loss, December 31, 1997						(7,670)	(7,670)

Balance, December 31, 1997	34,000	340	59,030	590	202,184	(225,527)	(22,413)

Net Loss, December 31, 1998						(4,444)	(4,444)

Balance, December 31, 1998	34,000	340	59,030	590	202,184	(229,971)	(26,857)

Net Loss, December 31, 1999						(7,577)	(7,577)

Balance, December 31, 1999	34,000	340	59,030	590	202,184	(237,548)	(34,434)

Net Loss, December 31, 2000						(4,911)	(4,911)

Balance, December 31, 2000	34,000	340	59,030	590	202,184	(242,459)	(39,345)

Net Loss, December 31, 2001						(36,369)	(36,369)

Balance, December 31, 2001	34,000	$340	59,030	$590	$202,184	$(278,828)	$(75,714)

Net Loss, December 31, 2002						(9,682)	(9,682)

Balance, December 31, 2002	34,000	$340	59,030	$590	$202,184	$(288,510)	$(85,396)

Net Loss, December 31, 2003						(9,414)	(9,414)

Balance, December 31, 2003	34,000	$340	59,030	$590	$202,184	$(297,924)	$(94,810)

Net Loss, December 31, 2004						(17,466)	(17,466)

Balance, December 31, 2004	34,000	$340	59,030	$590	$202,184	$(315,390)	$(112,276)

Net Loss, December 31, 2005						(26,042)	(26,042)

Balance, December 31, 2005	34,000	$340	59,030	$590	$202,184	$(341,432)	$(138,318)

Net Loss, December 31, 2006						(17,201)	(17,201)

Balance, December 31, 2006	34,000	$340	59,030	$590	$202,184	$(358,633)	$(155,519)

Common stock exchange agreement to preferred stock	300,000	3,000	(6,000)	(60)	(2,940)

Net Loss, December 31, 2007						(17,106)	(17,106)

Balance, December 31, 2007	334,000	$3,340	53,030	$530	$199,244	$(375,739)	$(172,625)

Net Loss, December 31, 2008						(27,162)	(27,162)

Balance, December 31, 2008	334,000	$3,340	53,030	$530	$199,244	$(402,901)	$(199,787)

Stock bonus for corporate officer			970	10	4,838		4,848

Net Loss, December 31, 2009						(30,640)	(30,640)

Balance, December 31, 2009	334,000	$3,340	54,000	$540	$204,082	$(443,541)	$(225,579)

See Notes to Financial Statements

INSULCRETE, INC. (A Development Stage Company) Statements of Cash Flows

	Year Ended December 31,		May 3, 1988 (inception) through December 31,
	2009	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(30,640)	$(27,162)	$(433,541)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Common stock issued for bonus	4,848	-	4,848
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	6,964	-	6,964
Increase (decrease) in interest payable	6,277	-	6,277

Net cash provided by (used in) operating activities	(12,551)	(27,162)	(415,452)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	530
Proceeds from issuance of preferred stock	-	-	3,340
Proceeds from issuance of paid-in capital	-	-	199,244
Note payable - related party	12,738	16,722	212,802

Net cash provided by (used in) financing activities	12,738	16,722	415,916

Net increase (decrease) in cash	187	(10,440)	464

Cash at beginning of year	277	10,717	-

Cash at end of year	$464	$277	$464

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$-	$-

Income taxes paid	$-	$-

See Notes to Financial Statements

INSULCRETE, INC.
(A Development Stage Company)
Notes to Financial Statements
As of December 31, 2009

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

c.  Basic Earnings per Share

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

d.  Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

e.  Stock Based Compensation

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

f.  Income Taxes

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

e.  New Accounting Pronouncements:

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

NOTE 4.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $433,541 during the period from May 3, 1988 (inception) to December 31, 2009. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of December 31, 2009 the Company has a note payable due to International Credit Bureau, Inc. (a related party) in the amount of $212,802. This is an unsecured loan with an interest rate of 3%. Total interest recorded for the year ended December 31, 2009 was $6,277.

NOTE 6.  INCOME TAXES

As of December 31, 2009

Deferred tax assets:
Net operating tax carry-forward	$ 145,756
Other	-0-

Gross deferred tax assets	145,756
Valuation allowance	(145,756)

Net deferred tax assets	$ -0-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forward are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 7.  SCHEDULE OF NET OPERATING LOSSES

1993 Through 1995 Net Operating Loss	$ (52,645)
1996 Net Operating Loss	(165,212)
1997 Net Operating Loss	(7,670)
1998 Net Operating Loss	(4,444)
1999 Net Operating Loss	(7,577)
2000 Net Operating Loss	(4,911)
2001 Net Operating Loss	(36,369)
2002 Net Operating Loss	(9,682)
2003 Net Operating Loss	(9,414)
2004 Net Operating Loss	(17,466)
2005 Net Operating Loss	(26,042)
2006 Net Operating Loss	(17,201)
2007 Net Operating Loss	(17,106)
2008 Net Operating Loss	(27,162)
2009 Net Operating Loss	(30,640)

Net Operating Loss	$ (433,541)

As of December 31, 2009, the Company has a net operating loss carry-forward of approximately $433,541.

Net operating loss carry-forward expires twenty years from the date the loss was incurred.

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

As of December 31, 2009 the Company had 54,000 shares of common stock issued and outstanding.

NOTE 9.  STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2009:

•	Preferred stock, $ 0.01 par value: 5,000,000 shares authorized; 334,000 shares issued and outstanding.

•	Common stock, $ 0.01 par value: 100,000,000 shares authorized; 54,000 shares issued and outstanding