Form 10-Q
period 2010-03-31
Insulcrete, Inc.
filed 2012-12-10
CIK 841360

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from N/A to .

Commission file number: 033-27508-LA

Insulcrete, Inc. (Exact Name of the Registrant as specified in its Charter)

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

Yes [ ] No [X]

The number of shares outstanding of the Registrant's Common Stock as of March 31, 2010 was 26,515,200 shares. Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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
On March 31, 2010, 54,000 shares of the issuer's common stock were outstanding.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Insulcrete, Inc.

We have reviewed the accompanying balance sheets of Insulcrete, Inc. (A Development Stage "Company") as of March 31, 2010, and the related statements of operations, and cash flows for the three months ended March 31, 2010 and 2009, and for the period from May 3, 1988 (inception) through March 31, 2010. These financial statements are the responsibility of the Company's management.

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

/s/  PLS CPA
PLS CPA, A Professional Corp.
December 10, 2012
San Diego, CA. 92111

Registered with the Public Company Accounting Oversight Board

<Table of Contents>	2

INSULCRETE, INC. (A Development Stage Company) Balance Sheets

	As of March 31, 2010 (Unaudited)	As of December 31, 2009

ASSETS

Current Assets
Cash	$422	$464

Total Current Assets	422	464

TOTAL ASSETS	$422	$464

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	$8,320	$6,964
Note Payable - Related Party	212,802	212,802
Accrued Interest Payable	7,851	6,277

Total Current Liabilities	228,973	226,043

Long-Term Liabilities

Total Long-Term Liabilities	-	-

TOTAL LIABILITIES	228,973	226,043

Stockholders' Equity (Deficit)
Preferred stock,	3,340	3,340
($.01 par value, 5,000,000 shares authorized; 334,000 issued and outstanding as of March 31, 2010 and December 31, 2009, respectively)
Common stock	540	540
($.01 par value, 100,000,000 shares authorized; 54,000 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively)
Additional paid-in capital	204,082	204,082
Deficit accumulated during development stage	(436,513)	(433,541)

Total Stockholders' Equity (Deficit)	(228,551)	(225,579)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$422	$464

See Notes to Financial Statements.

<Table of Contents>	3

INSULCRETE, INC. (A Development Stage Company) Statements of Operations (Unaudited)

	Three Months Ended		May 3, 1988 (inception) through March 31, 2010

	March 31, 2010	March 31, 2009

Revenues
Revenues	$-	$-	$-

Total Revenues	-	-	-

Operating Costs
Administrative Expenses	1,398	11,212	399,393

Total Operating Costs	1,398	11,212	399,393

Other Income & (Expenses)
Other income (expense)	-	-	15,450
Interest (expense)	(1,574)	(1,485)	(52,570)

Total Other Income & (Expenses)	(1,574)	(1,485)	(37,120)

Net Loss	$(2,972)	$(12,697)	$(436,513)

Basic loss per share	$(0.06)	$(0.24)

Weighted average number of common shares outstanding	54,000	53,030

See Notes to Financial Statements.

<Table of Contents>	4

INSULCRETE, INC. (A Development Stage Company) Statements of Cash Flows (unaudited)

	Three Months Ended		May 3, 1988 (inception) through March 31, 2010

	March 31, 2010	March 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,972)	$(12,697)	$(436,513)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Common stock issued for bonus	-	-	4,848
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	1,356	10,280	8,320
Increase (decrease) in interest payable	1,574	1,485	7,851

Net cash provided by (used in) operating activities	(42)	(932)	(415,494)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	530
Proceeds from issuance of preferred stock	-	-	3,340
Proceeds from issuance of paid-in capital	-	-	199,244
Note payable - related party	-	3,750	212,802

Net cash provided by (used in) financing activities	-	3,750	415,916

Net increase (decrease) in cash	(42)	2,818	422

Cash at beginning of period	464	277	-

Cash at end of period	$422	$3,095	$422

See Notes to Financial Statements.

<Table of Contents>	5

INSULCRETE, INC.
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
As of March 31, 2010

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

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Interim Financial Statements

The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the financial statements and footnotes thereto included in our Form 10-K Report for the fiscal year ended December 31, 2009.

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

NOTE 4.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $436,513 during the period from May 3, 1988 (inception) to March 31, 2010. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of March 31, 2010 the Company has a note payable due to International Credit Bureau, Inc. (a related party) in the amount of $212,802. This is an unsecured loan with an interest rate of 3%. Total interest recorded for the three months ended March 31, 2010 was $1,574.

NOTE 6.  INCOME TAXES

As of March 31, 2010

Deferred tax assets:
Net operating tax carryforwards	$ 146,766
Other	-0-

Gross deferred tax assets	146,766
Valuation allowance	(146,766)

Net deferred tax assets	$ -0-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 7.  SCHEDULE OF NET OPERATING LOSSES

1993 Through 1995 Net Operating Loss	$(52,645)
1996 Net Operating Loss	(165,212)
1997 Net Operating Loss	(7,670)
1998 Net Operating Loss	(4,444)
1999 Net Operating Loss	(7,577)
2000 Net Operating Loss	(4,911)
2001 Net Operating Loss	(36,369)
2002 Net Operating Loss	(9,682)
2003 Net Operating Loss	(9,414)
2004 Net Operating Loss	(17,466)
2005 Net Operating Loss	(26,042)
2006 Net Operating Loss	(17,201)
2007 Net Operating Loss	(17,106)
2008 Net Operating Loss	(27,162)
2009 Net Operating Loss	(30,640)
2010 Three Months Net Operating Loss	(2,972)

Net Operating Loss	$(436,513)

As of March 31, 2010, the Company has net operating loss carry-forwards of approximately $436,513. Net operating loss carry-forwards expire twenty years from the date the loss was incurred.

<Table of Contents>	8

NOTE 8.  STOCK TRANSACTIONS

On April 12, 2009, the Company issued 484,800 shares of its common stock to Company president Lisa Norman. All shares issued with a restricted securities legend pursuant to claim of exemption under Section 4(2) of the Securities Act of 1933.

On April 14, 2009, the Company declared a 500 to 1 "reverse split" of its issued and outstanding common stock. The result of the "reverse split" was the retirement of all of its outstanding shares; 27,000,000 and the issuance of 54,000 new common shares. All share numbers have been retroactively adjusted for all periods presented giving effect to the 500-for-1 reserve stock split.

On April 14, 2009, the Company increased the authorize number of shares of its common stock from 30,000,000 to 100,000,000 (par value $.01).

As of March 31, 2010 the Company had 54,000 shares of common stock issued and outstanding.

NOTE 9.  STOCKHOLDERS' EQUITY

All share numbers have been retroactively adjusted for all periods presented giving effect to the 500-for-1 reverse stock split.

The stockholders' equity section of the Company contains the following classes of capital stock as of March 31, 2010:

     •   Preferred stock, $ 0.01 par value: 5,000,000 shares authorized; 334,000 shares issued and outstanding.

     •   Common stock, $ 0.01 par value: 100,000,000 shares authorized; 54,000 shares issued and outstanding.

<Table of Contents>	9

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

As used herein, the term "we," "us," "our," and the "Company" refers to Insulcrete, Inc., a Delaware corporation and any subsidiaries, unless otherwise noted.

We are an insolvent "shell company" (as that term is defined in Rule 144(i) of the Securities Act of 1933).

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

Finally, we are insolvent in that we have, as of March 31, 2010, only $422 in Total Assets versus $228,973 in Total Liabilities. As a result, we exposed to risk of bankruptcy and all of the consequences associated with bankruptcy.

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

Under the terms of the Agreement, Mr. Langill agreed to assume all liabilities, known or unknown, whether asserted or unasserted, whether liquidated or unliquidated, and whether due or to become due, including and liability for taxes, office equipment, and other leases, rents, and other obligations of the Subsidiaries except for certain limited obligations. The Note carried an interest rate of 8%, with a principal amount of fifteen thousand dollars and required a monthly payment of five hundred dollars beginning January 15, 1996. All unpaid principal and interest was due the Company in full no later than June 29, 1998. The Company attempted to collect these monies from Mr. Langill but, as stated below, the Company was not successful.

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

Subsequently on May 7, 2001 and by an action of a majority of the Company's shareholders by written consent and without a meeting, a majority of the Company's shareholders approved an amendment to the Company's Certificate of Incorporation to change the Company's name to Insulcrete, Inc.

The change in our name to Insulcrete, Inc. was undertaken in anticipation that we may undertake efforts to become active in the residential housing industry. As our circumstances became clear, we did not, during the fiscal year ending December 31, 2004 or earlier undertake further efforts to enter the residential housing industry but we may, if circumstances and market conditions allow, explore possible opportunities in this area.

Stockholders' Meeting of April 2009

On April 14, 2009, the first annual meeting of the Company's stockholders was held in San Diego, California (the "Meeting"). As a result of the Meeting, our stockholders approved the 500 for 1 reverse stock split (the "Reverse Stock Split"), the change of the Company's name to Insulcrete, Inc., and the increase in the authorized common stock from 30,000,000 shares to 100,000,000 shares. Since the Company's common stock was not and is not trading in any market, the Company has not completed certain filings with FINRA and other agencies to effect the Reverse Stock Split.

<Table of Contents>	11

Three Month Periods Ended March 31, 2010 and March 31, 2009

During the first three months ending March 31, 2010, ("First Quarter 2010"), we recorded no sales revenues. During this period we had no business, assets, or operations. Similarly, during the first three months ending March 31, 2009 ("First Quarter 2009"), we recorded no sales revenues and again during First Quarter 2009, we had no business, assets, or operations.

During the First Quarter 2010, we did record $1,398 as administrative expense - these were expenses related to the maintenance of the Company's corporate charter, accounting, administrative, preparation of filings with the U.S. Securities and Exchange Commission, and related expenses. By comparison, during the First Quarter 2009, we incurred $11,212 as administrative expenses. The higher level of general and administrative expenses during the First Quarter 2009 was primarily due to efforts that we took to attend to our files, books, records, and the preparation and filing of our periodic reports for the current quarter as well as for prior calendar years and quarters together various filing fees.

During the First Quarter 2010, we had Interest Expense of $1,574. By comparison, during the First Quarter 2009, we had Interest Expense of $1,485. The interest expense during both periods was incurred as a result of a promissory note issued to International Credit Bureau, Inc. This note bears interest at 3%.

As a result, we had a Net Loss of $2,972 during the First Quarter 2010 compared to a Net Loss of $12,697 during the First Quarter 2009.

On a per share basis, the Net Loss per Basic Share during the First Quarter 2010 was $0.06 compared to First Quarter 2009 when the Net Loss Per Basic Share was $0.24.

During both periods we had 54,000 shares of our Common Stock outstanding.

Liquidity and Capital Resources

We have no real liquidity and no apparent source of financing apart from the arrangement that we have established with ICBI. We currently owe ICBI an aggregate of $212,802 as of March 31, 2010. On a going-forward basis, the Company anticipates that it will need between $15,000 to $25,000 or more annually merely to maintain the Company's existence and to pay the expenses and costs that it incurs to ensure that the Company can remain a corporate enterprise with all of the attendant responsibilities, filings, and associated documentation. For these and other reasons, our management recognizes the adverse difficulties and continuing challenges we face. Apart from the limited assurances that we have received from ICBI, there can be no assurance that we will receive any additional or future financing or funding from any source or if any financing should be obtained, that existing shareholders will not incur substantial, immediate, and permanent dilution of their existing investment.

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

1. Continued Operating Losses & Status as an Insolvent Company. We incurred additional losses and negative cash flow during the twelve months ending December 31, 2009. There is no assurance that our operations (if any are ever established) will be successful or that we will be profitable or achieve positive cash flow in the future. At present, our Total Liabilities exceed our Total Assets. As a result we are insolvent.

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

3. Lack of Business, Negative Equity, No Working Capital & Severe Need for Additional Financing. The Company has no business, no equity, and no operations. If the Company is to develop or acquire any new business, the Company will need to obtain significant additional equity or debt financing on reasonable terms. There can be no guarantee that the Company will be successful in obtaining any such financing or if it is obtained, that stockholders will not lose all of their investment. If we do obtain any new capital, we anticipate that our stockholders will likely incur significant and immediate dilution.

4. Auditor's Opinion: Going Concern. Except for the explanatory paragraph included in the firm's report on the financial statements for the year ended December 31, 2009, relating to the substantial doubt existing about the Company's ability to continue as a going concern, the audit report did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

5. Subordinate to Existing and Future Debt & "Blank Check" Preferred Stock. All of the Common Stock is subordinate to the claims of the Company's existing and future creditors and any future holders of the Company's preferred stock. The Company is authorized to issue shares of the Company's preferred stock under a "blank check" preferred provision which means that the Board of Directors can issue shares of our preferred stock in one or more series each with such rights and privileges as the Board of Directors determines anmd without seeking or obtaining any approval from our common stockholders.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2010, that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of December 31, 2009, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

Status as an insolvent "Shell Company" and Uncertain Future Prospects

We are insolvent and we are a "shell company" within the meaning of Rule 12b-2 of the Securities Exchange Act of 1934 and within the meaning of Rule 144(i) of the 1933 Act. As a result, we and our stockholders are burdened by several disabilities imposed on companies that do not currently possess an operating business. While we continue to look at potential business and investment opportunities, we can not assure you that we will be successful in identifying any suitable business opportunities or, if we identify them, that we can successfully negotiate a transaction that will be beneficial to our stockholder.

Absence of Trading Market for Our Common Stock

Our Common Stock does not trade in any market and there is no certain prospect that our Common Stock will ever achieve tradability on any stock market at any time in the near future. Although our Common Stock is a security that is registered under Section 12(g) of the Securities Exchange Act of 1934 and we are obligated to fulfill certain obligations thereby, we remain a "shell company" and, as result, we will not likely have the ability to gain tradability for our common stock until we acquire or develop a business with assets and operations that will allow us to no longer meet the definition of a "shell company." Further, we cannot assure you that we have retained DTC eligibility or that we have retained our treading symbol. We also have not completed certain filings with the Financial Industry Regulatory Authority (FINRA) that are required whenever a public company seeks to effect a reverse stock split. Moreover, since our Common Stock has not traded in any market, we believe that any efforts to resurrect the Company and revive a trading market in our common stock will be subject to our ability to successfully complete certain filings with FINRA and others. We cannot assure you that we will be successful.

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

No reports on Form 8-K were filed during the three months ended March 31, 2010.

<Table of Contents>	16

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Registrant: Insulcrete, Inc.

Date: December 10, 2012

/s/ Lisa Norman Lisa Norman President, Chief Executive Officer Chief Financial Officer

<Table of Contents>	17