Form 10-Q
period 2010-06-30
Insulcrete, Inc.
filed 2012-12-10
CIK 841360

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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

          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes          No   X

The number of shares outstanding of the Registrant's Common Stock as of June 30, 2010 was 54,000 shares. Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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
On June 30, 2010, 54,000 shares of the issuer's common stock were outstanding.

Insulcrete, Inc.

TABLE OF CONTENTS

		Page Number

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
	Balance Sheets June 30, 2010 (unaudited) and December 31, 2009	F 1
	Statements of Operations (unaudited) Three Months Ended June 30, 2010 and Three Months Ended June 30, 2009 and Six Months Ended June 30, 2010 and Six Months Ended June 30, 2009	F 2
	Statements of Cash Flows (unaudited) Six Months Ended June 30, 2010 and June 30, 2009	F 3
	Notes to Financial Statements (unaudited)	F 4
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14
Item 4.	Controls and Procedures	15

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	17
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3.	Defaults Upon Senior Securities	18
Item 4.	Submission of Matters to a Vote of Security Holders	18
Item 5.	Other Information	18
Item 6.	Exhibits and Reports on Form 8-K	18

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Insulcrete, Inc.

We have reviewed the accompanying balance sheets of Insulcrete, Inc. (A Development Stage "Company") as of June 30, 2010, and the related statements of operations, and cash flows for the three and six months ended June 30, 2010 and 2009, and for the period from May 3, 1988 (inception) through June 30, 2010. These financial statements are the responsibility of the Company's management.

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

/s/ PLS CPA

PLS CPA, A Professional Corp.
December 10, 2012
San Diego, CA 92111

Registered with the Public Company Accounting Oversight Board

INSULCRETE, INC. (A Development Stage Company) Balance Sheets

	Unaudited As of June 30, 2010	As of December 31, 2009

ASSETS

Current Assets

Cash	$69	$464

Total Current Assets	69	464

TOTAL ASSETS	$69	$464

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

Accounts Payable	$9,347	$6,964
Note Payable - related party	213,152	212,802
Accrued Interest Payable	9,445	6,277

Total Current Liabilities	231,944	226,043

Long-Term Liabilities	-	-

Total Long-Term Liabilities	-	-

TOTAL LIABILITIES	231,944	226,043

Stockholders' Equity (Deficit)

Preferred stock,	3,340	3,340
($.01 par value, 5,000,000 shares authorized; 334,000 issued and outstanding as of June 30, 2010 and December 31, 2009)
Common stock	540	540
($.01 par value, 100,000,000 shares authorized; 54,000 shares issued and outstanding as of June 30, 2010 and 53,030 shares issued and outstanding as of December 31, 2009)
Additional paid-in capital	204,082	204,082
Deficit accumulated during development stage	(439,837)	(433,541)

Total Stockholders' Equity (Deficit)	(231,875)	(225,579)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$69	$464

See Notes to Financial Statements.

INSULCRETE, INC. (A Development Stage Company) Statements of Operations (Unaudited)

	Six Months Ended		Three Months Ended		May 3, 1988 (inception) through June 30, 2010

	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Revenues

Revenues	$-	$-	-	$-	$-

Total Revenues	-	-	-	-	-

Operating Costs

Administrative Expenses	3,128	19,050	1,730	7,838	401,123

Total Operating Costs	3,128	19,050	1,730	7,838	401,123

Other Income & (Expenses)

Other income	-	-	-	-	15,450
Interest (expense)	(3,168)	(3,058)	(1,594)	(1,574)	(54,164)

Total Other Income & (Expenses)	(3,168)	(3,058)	(1,594)	(1,574)	(38,714)

Net Loss	$(6,296)	$(22,108)	(3,324)	$(9,412)	$(439,837)

Basic loss per share	$(0.12)	$(0.41)	(0.06)	$(0.17)

Weighted average number of common shares outstanding	54,000	53,459	54,000	53,883

See Notes to Financial Statements.

INSULCRETE, INC. (A Development Stage Company) Statements of Cash Flows (unaudited)

	Six Months Ended		May 3, 1988 (inception) through June 30, 2010

	June 30, 2010	June 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(6,296)	$(22,108)	$(439,837)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Common stock issued for bonus	-	4,848	4,848
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	2,383	2,475	9,347
Increase (decrease) in interest payable	3,168	3,058	9,445

Net cash provided by (used in) operating activities	(745)	(11,727)	(416,197)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	530
Proceeds from issuance of preferred stock	-	-	3,340
Proceeds from issuance of paid-in capital	-	-	199,244
Note payable - related party	350	11,700	213,152

Net cash provided by (used in) financing activities	350	11,700	416,266

Net increase (decrease) in cash	(395)	(27)	69

Cash at beginning of period	464	277	-

Cash at end of period	$69	$250	$69

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$-	$-

Income taxes paid	$-	$-

See Notes to Financial Statements.

INSULCRETE, INC.
(A Development Stage Company)
Notes to Financial Statements (unaudited)
As of June 30, 2010

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

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Interim Financial Statements

The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the financial statements and footnotes thereto included in our Form 10-K Report for the fiscal year ended December 31, 2009.

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
As of June 30, 2010

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
As of June 30, 2010

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

INSULCRETE, INC.
(A Development Stage Company)
Notes to Financial Statements (unaudited)
As of June 30, 2010

NOTE 4.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $439,837 during the period from May 3, 1988 (inception) to June 30, 2010. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of June 30, 2010 the Company has a note payable due to International Credit Bureau, Inc. (a related party) in the amount of $213,152. This is an unsecured loan with an interest rate of 3%. Total interest recorded for the six months ended June 30, 2010 was $3,168.

INSULCRETE, INC.
(A Development Stage Company)
Notes to Financial Statements (unaudited)
As of June 30, 2010

NOTE 6.  INCOME TAXES

As of June 30, 2010

Deferred tax assets:
Net operating tax carryforwards	$147,896
Other	-0-
Gross deferred tax assets	147,896
Valuation allowance	(147,896)

Net deferred tax assets	$-0-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 7.  SCHEDULE OF NET OPERATING LOSSES

1993 Through 1995 Net Operating Loss	$(52,645)
1996 Net Operating Loss	(165,212)
1997 Net Operating Loss	(7,670)
1998 Net Operating Loss	(4,444)
1999 Net Operating Loss	(7,577)
2000 Net Operating Loss	(4,911)
2001 Net Operating Loss	(36,369)
2002 Net Operating Loss	(9,682)
2003 Net Operating Loss	(9,414)
2004 Net Operating Loss	(17,466)
2005 Net Operating Loss	(26,042)
2006 Net Operating Loss	(17,201)
2007 Net Operating Loss	(17,106)
2008 Net Operating Loss	(27,162)
2009 Net Operating Loss	(30,640)
2010 Six Months Net Operating Loss	(6,296)

Net Operating Loss	$(439,837)

As of June 30, 2010, the Company has net operating loss carry-forwards of approximately $439,837. Net operating loss carry-forwards expire twenty years from the date the loss was incurred.

INSULCRETE, INC.
(A Development Stage Company)
Notes to Financial Statements (unaudited)
As of June 30, 2010

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

On April 14, 2009, the Company increased the authorized number of shares of its common stock from 30,000,000 to 100,000,000 (par value $.01).

As of June 30, 2010 the Company had 54,000 shares of common stock issued and outstanding.

NOTE 9.  STOCKHOLDERS' EQUITY

All share numbers have been retroactively adjusted for all periods presented giving effect to the 500-for-1 reverse stock split.

The stockholders' equity section of the Company contains the following classes of capital stock as of June 30, 2010:

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

SHMI was a financial intermediary and operates a mortgage banking firm with activities in San Diego, California. In addition, at that time the Company's second wholly-owned subsidiary, Peninsula Funding Corporation ("PFC"), was a trustee corporation that SHMI specifies in it's Deeds of Trust to represent the beneficiary, supervise foreclosure proceedings, and issue re-conveyances. At that time, we derived re-conveyance and trustee fee revenues through PFC operations. On September 11, 1989 a third wholly-owned subsidiary, Pacific Empire Escrow, Inc. ("PEEI") was incorporated as a California corporation. Pacific Empire Escrow, Inc. was intended to be an independent Escrow company operating in the state of California. However, Pacific Empire Escrow never became operational, and SHMI formed an Escrow Department to provide Escrow Services for loans that directly involve SHMI. On July 27, 1993, Pacific Empire Escrow, Inc. formally amended its Articles of Incorporation to change its name to Sun Harbor Insurance Services, Inc. ("SHISI"). SHISI offered insurance agency services within San Diego County during the final two quarters of 1993 and for a portion of the first quarter of 1994. However, as a result of a management decision, SHISI's operations were terminated in March 1994. In September 1994, Sun Harbor Insurance Services, Inc. formally amended its Articles of Incorporation to change its name to Sun Harbor Leasing, Inc. ("SHLI"). SHLI offered a wide range of leases on automobiles, aircraft, boats, office equipment, etc. to Lessees in San Diego and other Southern California counties. SHLI became operational during the fourth quarter of 1994.

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

Six Month Periods Ended June 30, 2010 and June 30, 2009

During the first six months ending June 30, 2010 ("First Six Months 2010"), we recorded no sales revenues. During this period we had no business, assets, or operations. Similarly, during the six months ending June 30, 2009 ("First Six Months 2009"), we recorded no sales revenues and we had no business, assets, or operations.

During the First Six Months 2010, we did record $3,128 as administrative expense - these were expenses related to the maintenance of the Company's corporate charter, accounting, administrative, legal, and related expenses. By comparison, during the First Six Months 2009, we incurred $19,050 as general and administrative expenses. The higher level of general and administrative expenses during the First Six Months 2009 was primarily due to efforts that the Company took to complete certain delinquent filings with the U.S. Securities and Exchange Commission and otherwise attend to its corporate affairs.

During the First Six Months 2010, we had interest expense of $3,168. The latter reflects interest expense incurred on a note issued to International Credit Bureau, Inc. ("ICBI") which bears interest at 3%. In comparison, we had $3,058 in interest expense on the same note during the First Six Months 2009.

As a result, we had a Net Loss of $6,296 during the First Six Months 2010 compared to a Net Loss of $22,108 during the First Six Months 2009.

On a per share basis, the Net Loss during the First Six Months 2010 was $0.12 compared to First Six Months 2009 when the Net Loss Per Common Share was $0.41.

Second Quarter Ending June 30, 2010 versus Second Quarter Ending June 30, 2009

During the three months ending June 30, 2010 ("Second Quarter 2010"), we recorded no sales revenues but did incur $1,730 in administrative expenses compared to $7,838 in administrative expenses during the three months ending Second Quarter 2009 ("Second Quarter 2009") where we also did not record and revenues. The reduction in administrative expenses during the Second Quarter 2010 compared to Second Quarter 2009 was dramatically lower but only reflected a lower level of certain administrative expenses that we incurred.

During the Second Quarter 2010, we recorded $1,594 as interest expense on the note issued to International Credit Bureau, Inc. ("ICBI"), while during the Second Quarter 2009, the Company recorded $1,574 as interest expense. No other income or expense was recorded during either of these periods.

As a result, we recorded a Net Loss of $3,324 during the Second Quarter 2010 compared to a Net Loss of $9,412 during the Second Quarter 2009. This resulted, during each period, of Basic Loss Per Share of $0.06 for Second Quarter 2010 and Basic Loss Per Share of $0.17 during Second Quarter 2009.

Liquidity and Capital Resources

The Company has no real liquidity and no apparent source of financing apart from the arrangement that it has established with ICBI. As of June 30, 2010, we had an outstanding balance due ICBI of $213,152. On a going-forward basis, we anticipate that we may need between $10,000 to $25,000 or more annually merely to maintain our corporate existence and pay the expenses and costs that we likely will incur to ensure that we can remain a corporate enterprise with all of our attendant responsibilities, filings, and associated documentation. For these and other reasons, our management recognizes the adverse difficulties and continuing severe challenges we face. Apart from the limited assurances that the Company has received from ICBI, there can be no assurance that the Company will receive any financing or funding from any source or if any financing should be obtained, that existing shareholders will not incur substantial, immediate, and permanent dilution of their existing investment.

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

1.  Continued Operating Losses & Insolvency.  We incurred additional losses and negative cash flow during the twelve months ending December 31, 2009. There is no assurance that our operations (if we ever have any) will be successful or that we will be profitable or achieve positive cash flow in the future. We are insolvent since our Total Liabilities exceed our Total Assets. As a result, we do not have sufficient funds to pay our creditors and we face a clear risk of bankruptcy.

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

5.  Subordinate to Existing and Future Debt & "Blank Check" Preferred Stock.  All of the Common Stock is subordinate to the claims of the Company's existing and future creditors and any future holders of the Company's preferred stock. Our Certificate of Incorporation grants our Board of Directors "blank check" authority in that it can issue shares of our Preferred Stock in one or more series each with such rights and privileges as our Board of Directors determines and do so without obtaining the consent of our common stockholders.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the six months ended June 30, 2010.

SIGNATURE

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:
Insulcrete, Inc.

Date: December 10, 2012	/s/ Lisa Norman Lisa Norman President, Chief Executive Officer Chief Financial Officer