Form 10-K
period 2010-12-31
Insulcrete, Inc.
filed 2012-12-10
CIK 841360

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

          State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $0 as of March 25, 2010.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 54,000 Shares as of December 31, 2010.

Transitional Disclosure Format (Check one): Yes No X

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

          The stockholders also approved an additional an amendment to the Certificate of Incorporation, so that as amended, the Company's name was changed to Insulcrete, Inc. As of this date we have not completed certain filings with the Financial Industry Regulatory Authority (FINRA) that are required in connection with any corporation action such as the Reverse Stock Split and the change of our corporate name. These filings will need to be completed and we will also need to evaluate whether our common stock has DTC eligibility and take other steps if we are to attempt to regain any trading market for our common stock which does not trade in any existing market.

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

Current Plan of Operation

          Currently, we have no assets or business operations. We are insolvent. We have, at considerable expense, maintained our corporate status with the State of Delaware via filings with the Delaware Secretary of State and payment of annual franchise taxes and annual registered agent fees, and preparation and filing of our "periodic disclosures" with the U.S. Securities and Exchange Commission. These filings, including but not limited to, this Form 10-K, have been undertaken to allow us to remain current in our obligations under Section 13 of the Securities Exchange Act of 1934. However, there are other filings that, for lack of funds, that we have not completed. These include, but are limited to, filings with FINRA, CUSIP Service Bureau, DTC, and likely others. Until these filings are completed and any issues resolved, we cannot assure you that our Common Stock will regain any tradability in any market.

          In this context, we may, if circumstances allow and if we can raise significant amounts of additional capital, undertake efforts to become involved in the residential housing industry or, otherwise remain, pending the approval of our shareholders, a "clean public shell" and thereby seek to either merge with or acquire an operating company with operating history and assets or, in the alternative, we may undertake efforts to become involved in the residential housing industry. The exact form and nature of any investment or activity that we may undertake in any industry has not yet been determined. In our current condition, the Securities and Exchange Commission has defined and designated our company as a "blind pool" and "blank check" company with all of the unfortunate aspects of that moniker. We also are insolvent and deficient in certain filings (as stated earlier).

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

          To the extent that we are able, we likely will not restrict our search to any specific business, industry or geographical location, and we may participate in a business venture of virtually any kind or nature. The discussion of the proposed business under this caption is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities. Since we are insolvent, we will be very limited in undertaking any of these actions.

          We anticipate that we may, if circumstances allow, obtain funds, if circumstances and market conditions allow, in one or more private placements to finance the operation of any acquired business. Persons purchasing securities in these placements and other shareholders will likely not have the opportunity to participate in the decision relating to any acquisition. The Company's proposed business is sometimes referred to as a "blind pool" because any investors will entrust their investment monies to the Company's management before they have a chance to analyze any ultimate use to which their money may be put. Consequently, the Company's potential success is heavily dependent on the Company's management, which will have virtually unlimited discretion in searching for and entering into a business opportunity. There can be no assurance that the Company will be able to raise any funds in private placements.

          Management anticipates that we may, if market conditions and our limited financial resources allow, participate in one potential business venture which may or may not involve the residential housing industry. This lack of diversification should be considered a substantial risk in investing in the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

          If circumstances allow and if our financial resources increase significantly, we may seek a business opportunity with a firm which only recently commenced operations, or a developing company in need of additional funds for expansion into new products or markets, or seeking to develop a new product or service, or an established business which may be experiencing financial or operating difficulties and is in the need for additional capital which is perceived to be easier to raise by a public company. In some instances, a business opportunity may involve the acquisition or merger with a corporation which does not need substantial additional cash but which desires to establish a public trading market for its common stock. If our financial circumstances improve significantly, we may, if circumstances allow, purchase assets and establish wholly owned subsidiaries in various businesses or purchase existing businesses as subsidiaries if our financial circumstances dramatically improve.

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

          As is customary in the industry, we may pay a finder's fee for locating an acquisition prospect. If any such fee is paid, it will be approved by our Board of Directors and will be in accordance with the industry standards. Such fees are customarily between 1% and 5% of the size of the transaction, based upon a sliding scale of the amount involved. Such fees are typically in the range of 5% on a $40,000,000 transaction ratably down to 1% in a $4,000,000 transaction.

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

          We do not intend to make any loans to any prospective merger or acquisition candidates or to unaffiliated third parties. We are also insolvent since our Total Liabilities exceeds our Total Assets.

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

          If circumstances and our financial condition allows, we will not likely restrict our search for any specific kind of business, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is currently impossible to predict the status of any business in which we may become engaged, in that such business may need additional capital, may merely desire to have its shares publicly traded, or may seek other perceived advantages which we may offer.

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

Item 1A.  RISK FACTORS

          Our Common Stock is subject to a number of substantial risks, including those described below. Since we are a "shell company" and we do not have any actual business, assets, or operations, if our Common Stock ever regains tradability in any stock market, the trading price or value of its securities could be materially adversely affected. We are also insolvent since our Total Liabilities exceed our Total Assets. No attempt has been made to rank these risks in the order of their likelihood or potential harm. In addition to those general risks enumerated elsewhere in the document, any purchaser of the Company's common stock should also consider the following risk factors:

Risks Related to the Ownership of the Company's Stock

There is currently no market for our common stock. If a substantial and sustained market for the Company's common stock does not develop, the Company's stockholders may have difficulty selling, or be unable to sell, their shares.

1. New Company: Losses; No Revenues from Operation; Risk of Loss & Insolvency. We face all of the risks inherent in a new business, coupled with the risks involved with a blind pool/blank check company. We have incurred losses every year since 1996 and there can be no assurance that we will ever achieve profitability or positive cash flow. Since our Board of Directors approved the sale of our prior business, there is no information at this time upon which to base an assumption that its plans will either materialize or prove successful. There can be no assurance that any of our existing business activities (which are limited) will result in any operating revenues or profits. Investors should be aware that they may lose all or substantially all of their investment. We are also insolvent since our Total Liabilities exceed our Total Assets.

2. One Part-Time Employees. We have one part-time employee, Ms. Lisa Norman. Our sole officer and director, Ms. Lisa Norman, receives no salary, but she is reimbursed for any expenses that she may incur on behalf of the Company. As a result, Ms. Norman is engaged in activities outside the operation of the Company and our ability to effect a merger or acquisition may be significantly impaired. In that respect, we are deficient in completing certain filings (with FINRA, CUSIP Service Bureau, DTC and others, that will need to be completed if we are ever able to attempt to regain tradability of our common stock in any trading market. We have not undertaken or completed these efforts and we cannot assure you that we will be successful in doing so in the near future.

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

<TOC>

5. Limited Financial Resources; Need for Additional Financing & Transactions with ICBI. Our financial resources are minimal and we are insolvent. We need to obtain additional financing from the sale of our Common Stock, Debt, or some combination thereof in order to undertake further business plans. Our ability to operate as a going concern is contingent upon its receipt of additional financing through private placements or by loans. We have entered into an agreement and received funds from International Credit Bureau, Inc., a related party, as a loan from International Credit Bureau, Inc. ("ICBI"). However, there can be no assurance that we will continue to obtain funds from International Credit Bureau, Inc. in the future. Moreover, the transactions with ICBI may be viewed as transactions that are the product of a conflict of interest. A conflict of interest arises whenever a person has an interest on both sides of a transaction. While the Company believes that the transaction ICBI were fair and reasonable and likely at no more costs than that which the Company would obtain from an independent, unrelated third party, there can be no guarantee of that. The Company's business may require additional funds in the future. There can be no assurance that if additional funds are required they will be available, or, if available, that they can be obtained on terms satisfactory to Management. In the event the Company elects to issue stock to raise additional capital, any rights or privileges attached to such stock may either (i) dilute the percentage of ownership of the already issued common shares or (ii) dilute the value of such shares. No rights or privileges have been assigned to the stock and any such rights and privileges will be at the total discretion of the Board of Directors of the Company. There can be no guarantee that the Company will be able to obtain additional financing, or if successful, that it will be able to do so on terms that are reasonable in light of current market conditions.

6. No Existing Trading Market for Common Stock. Our Common Stock is currently not traded in any market. If any trading were to commence in the near future (a highly unlikely event) such trading would be limited to the non-OTC Pink Sheets. In prior years trading for the stock was sporadic and there was only a limited market for the Company's Common Stock. At the present time, there is no public market for the Company's Common Stock, and there can be no assurance that a market will in fact develop. Even if a market does develop, it may not be sustained and, given the Company= s lack of resources, there is a substantial likelihood that the Company= s common stock will not to trade in any public market absent the Company receiving additional significant financial resources.

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

9. Lack of Dividends & Obligations to International Credit Bureau, Inc. We have not paid dividends and does not contemplate paying dividends in the foreseeable future. As of December 31, 2010, we owed International Credit Bureau, Inc., the sum of $233,152 under the terms of a promissory note that bears interest at 3%. The obligations under this Note are significantly greater than our current financial resources and there can be no assurance that we will have or obtain the ability to pay these obligations.

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

          Further, should any market or trading activity commence, it is unlikely that any liquid trading market will evolve for the reasons stated in Section 1.A. of this Form 10-K. For these and other reasons, our Common Stock must be viewed as a highly speculative and extremely risky investment and an investor should be willing to lose all or substantially all of their investment. Our Common Stock has not traded in any market during the past seven years (ending December 31, 2010) and it is not an investment that is suitable for any investor who seeks to preserve the principal value of their investment or who seeks a safe and secure investment. Further, our Common Stock has not traded in any market for over 12 years.

	High ($)	Low ($)

2010
No Trading

2009
No Trading

          We have followed the policy of reinvesting earnings in the business and, consequently, we have not paid any cash dividends. At the present time, no change in this policy is under consideration by our Board of Directors. The payment of cash dividends in the future will be determined by the Board of Directors in light of conditions then existing, including our earnings, financial requirements and condition, opportunities for reinvesting earnings, business conditions and other factors. The number of shareholders of record of Common Stock on December 31, 2010 was approximately 737.

Item 6.  Selected Financial Data

          [omitted}

<TOC>

Item 7.  Management's Discussion and Analysis or Plan of Operation

Overview

          From our incorporation in May 1988 to June 30, 1995, we offered mortgage banking and brokering, loan servicing and trustee services. During the fiscal years ending December 31, 2008, 2009, and 2010, we had no assets or business operations.

Results of Operations

Fiscal Year Ending December 31, 2010 and Fiscal Year Ending December 31, 2009

          Total Revenues for the year ended December 31, 2010 ("Fiscal 2010") were $0. The lack of revenues reflected the absence of any business activity by us during Fiscal 2010. By comparison, during the fiscal year ending December 31, 2009 ("Fiscal 2009"), we had $0 revenues as well. During Fiscal 2009, we similarly had no business activity.

          Administrative Expenses were $5,882 during Fiscal 2010 compared to $24,363 during Fiscal 2009. The decrease from Fiscal 2009 to Fiscal 2010 reflected management's actions in pursuing a deliberate strategy to support the existence of the Company and possible acquisition opportunities while also attempting to keep costs for overhead, management, and other administrative costs to the lowest possible minimum during Fiscal 2010.

          During Fiscal 2010 and Fiscal 2009, we had interest expense of $6,550 and $6,277, respectively. This interest expense was due on the note issued to International Credit Bureau, Inc. ("ICBI") which the Company issued in payment of monies received from time to time from ICBI. We also had $0 in other expenses in Fiscal 2010 and Fiscal 2009. As a result, we recorded a Net Loss of $12,432 in Fiscal 2010 compared to a Net Loss of $30,640 in Fiscal 2009. Our Basic Loss Per Share in Fiscal 2010 was $0.23 compared to a Basic Loss Per Share of $0.57 in Fiscal 2009.

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

          Our existence is entirely tenuous and uncertain. Our management believes that we will likely require approximately $15,000 to $25,000 or more in financing per year to maintain our corporate existence and we have not received any indication that such funds are or will become available except that, currently, we have obtained and rely upon funding of $233,152 (as of December 31, 2010) from International Credit Bureau, Inc. ("ICBI") under the terms of a promissory note that bears interest at 3%. The arrangement and note issued to ICBI is a transaction with a related party and there can be no assurance that we will continue to obtain funds from ICBI in the future. Further, all transactions with any related party carry with them the possibility that the transaction may be viewed as unfair and the product of a conflict of interest. A conflict of interest arises whenever a party has an interest on both sides of a transaction. While we believe that the transactions with ICBI were undertaken on fair and reasonable terms - similar to that which the Company could obtain from an independent unrelated third party, there can be no assurance that the Company's transactions with ICBI were obtained on terms that were no more than that from an independent third party.

<TOC>

Impact of Inflation

          Inflation has not had a significant effect on the Company's operation during the three years ending December 31, 2010.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded (as of December 31, 2010 and as a result of management's further review of these matters), that our disclosure controls and procedures were not effective because of the untimely filing of the management report on the internal controls. We have since taken steps to ensure that our disclosure controls and procedures will be effective in that we will be able to timely file the management report in all future filings with the Securities and Exchange Commission.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of December 31, 2010 our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

          None.

<TOC>

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

          The names and ages of the Directors and Executive Officers of the Company are as follows:

Name	Age	Position	Since
Lisa Norman	73	Chairman, President, & CEO	04-18-95

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

          The Company is required to identify Covered Persons that the Company knows have failed to file or filed late Section 16(a) reports during the previous fiscal year. To the Company's knowledge, the following Covered Persons during the fiscal year ended December 31, 2010 failed to file on a timely basis reports required by Section 16(a) of the Exchange Act:

Name	Position	Number of Reports Not Filed on a Timely Basis (1)
Lisa Norman	President, Chairman of the Board, CEO, CFO	Form 3; Form 5

(1) To the Company's knowledge in the fiscal year ended December 31, 2010.

No director of the Company is also currently a director of any company registered pursuant to Section 12 of the Securities Exchange Act of 1934 or any company registered as an investment company under the Investment Company Act of 1940.

<TOC>

Item 11.  Executive Compensation

          The Company's Board of Directors has authorized the compensation of its officers with the following annual cash salaries:

SUMMARY COMPENSATION TABLE (1)

		Annual Compensation			Long-Term Compensation

Awards Payouts

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Other Annual Compen-sation ($) (e)*	Restricted Stock Awards (s) ($) (f)	Securities Underly-ing Options/ SARs (#) (g)	LTIP Payouts ($) (h)	All Other Compen-sation ($) (i)

Lisa Norman Chairman, President, and CEO, CFO	2008 2009 2010	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	0 0 0	$0 $0 $0	$0 $0 $0

Footnote:
1 No other compensation was paid, accrued or received by any of the Company's officers or directors for any of the years shown.

Compensation Discussion and Analysis

          The Company has not paid and has incurred no obligations for the payment of any compensation to its sole officer and director during the fiscal years ending December 31, 2008, 2009, and 2010.

Compensation of Non-Executive Directors

          Non-executive directors do not receive compensation but are reimbursed for their expenses for each meeting of the board that they attend.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information relating to the beneficial ownership of the Company common stock by those persons beneficially holding more than 5% of the Company's common stock, by the Company's directors and executive officers, and by all of the Company's directors and executive officers as a group as of December 31, 2010:

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

<TOC>

Item 13.  Certain Relationships and Related Transactions

          The Company entered in an agreement with International Credit Bureau, Inc., a company owned and controlled by a relative of Lisa Norman, the Company's Chairman, President, CEO, and Treasurer. Under the terms of the Agreement, the Company borrowed an aggregate of $233,152 as of December 31, 2010 as a promissory note issued to International Credit Bureau, Inc. The interest rate on the note is 3% and the note allows the Company to borrow funds, from time to time, to increase the principal amount of the note, as the parties mutually agree.

Item 14.  Principal Accountant Fees and Services

Audit Fees

PLS CPA, A Professional Corporation billed approximately $4,000 for the audit of our 2009 annual financial statements and review of our Form 10-Q filings. For the fiscal years ended December 31, 2010, PLS CPA, A Professional Corporation billed $0 for the audit of our annual financial statements and review of our Form 10-Q filings.

Audit-Related Fees

There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under "Audit Fees" for fiscal years 2009 and 2010.

Tax Fees

There were no fees billed for tax compliance, tax advice, and tax planning services for the fiscal years ended December 31, 2009 and 2010.

All Other Fees

There were no fees billed for other services for the fiscal years ended December 31, 2009 and 2010.

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

(Registrant:) INSULCRETE, INC.

/s/ Lisa Norman Lisa Norman President, Chief Executive Officer & Chairman of the Board	Date: December 10, 2012

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Lisa Norman Lisa Norman President, Chief Executive Officer and Chairman of the Board	Date: December 10, 2012

<TOC>

PLS CPA, A PROFESSIONAL CORPORATION
t 4725 MERCURY STREET #210 t SAN DIEGO t CALIFORNIA 92111t
t TELEPHONE (858)722-5953 t FAX (858) 761-0341 t FAX (858) 433-2979
t E-MAIL changgpark@gmail.com t

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Insulcrete, Inc.

We have audited the accompanying balance sheets of Insulcrete, Inc. (A Development Stage "Company") as of December 31, 2010 and 2009, the related statements of operations, changes in shareholders' equity and cash flows for the year ended 2010 and 2009, and period from May 3, 1988 (inception) to December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Insulcrete Inc. as of December 31, 2010 and 2009, the result of its operations and its cash flows for the period from the years ended December 31, 2010 and 2009, and period from May 3, 1988 (inception) to December 31, 2010 conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  PLS CPA
PLS CPA, A Professional Corp.

December 10, 2012
San Diego, CA. 92111

Registered with the Public Company Accounting Oversight Board

<TOC>

INSULCRETE, INC. (A Development Stage Company) Balance Sheets

	As of December 31, 2010		As of December 31, 2009

ASSETS
Current Assets
Cash		$20,027		$464

Total Current Assets		20,027		464

TOTAL ASSETS		$20,027		$464

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities	$		$
Accounts Payable		12,060		6,964
Note Payable - related party		233,152		212,802
Accrued Interest Payable		12,826		6,277

Total Current Liabilities		258,038		226,043

Long-Term Liabilities		-		-

Total Long-Term Liabilities		-		-

TOTAL LIABILITIES		258,038		226,043

Stockholders' Equity (Deficit)
Preferred stock, ($.01 par value, 5,000,000 shares authorized; 334,000 issued and outstanding as of December 31, 2010 and 2009)		3,340		3,340
Common stock ($.01 par value, 100,000,000 shares authorized; 54,000 shares issued and outstanding as of December 31, 2010 and December 31, 2009)		540		540
Additional paid-in capital		204,082		204,082
Deficit accumulated during development stage		(445,973)		(433,541)

Total Stockholders' Equity (Deficit)		(238,011)		(225,579)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)		$20,027		$464

See Notes to Financial Statements

INSULCRETE, INC. (A Development Stage Company) Statements of Operations

	Year Ended December 31,		May 3, 1988 (inception) through December 31,
	2010	2009	2010

Revenues
Revenues	$-	$-	$-

Total Revenues	-	-	-

Operating Costs
Administrative Expenses	5,882	24,363	403,877

Total Operating Costs	5,882	24,363	403,877

Other Income & (Expenses)
Other income	-	-	15,450
Interest (expense)	(6,550)	(6,277)	(57,546)

Total Other Income & (Expenses)	(6,550)	(6,277)	(42,096)

Net Loss	$(12,432)	$(30,640)	$(445,973)

Basic loss per share	$(0.23)	$(0.57)

Weighted average number of common shares outstanding	54,000	53,732

See Notes to Financial Statements

INSULCRETE, INC. (A Development Stage Company) Statement of Changes in Stockholders' Equity (Deficit) From May 3, 1988 (inception) through December 31, 2010

	Preferred Stock	Preferred Stock Amount	Common Stock	Common Stock Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total

Balance December 31, 1995	34,000	$340	59,030	$590	$65,974	$(52,645)	$14,259

Additional paid in capital					136,210		136,210

Net Loss, December 31, 1996						(165,212)	(165,212)

Balance, December 31, 1996	34,000	340	59,030	590	202,184	(217,857)	(14,743)

Net Loss, December 31, 1997						(7,670)	(7,670)

Balance, December 31, 1997	34,000	340	59,030	590	202,184	(225,527)	(22,413)

Net Loss, December 31, 1998						(4,444)	(4,444)

Balance, December 31, 1998	34,000	340	59,030	590	202,184	(229,971)	(26,857)

Net Loss, December 31, 1999						(7,577)	(7,577)

Balance, December 31, 1999	34,000	340	59,030	590	202,184	(237,548)	(34,434)

Net Loss, December 31, 2000						(4,911)	(4,911)

Balance, December 31, 2000	34,000	340	59,030	590	202,184	(242,459)	(39,345)

Net Loss, December 31, 2001						(36,369)	(36,369)

Balance, December 31, 2001	34,000	$340	59,030	$590	$202,184	$(278,828)	$(75,714)

Net Loss, December 31, 2002						(9,682)	(9,682)

Balance, December 31, 2002	34,000	$340	59,030	$590	$202,184	$(288,510)	$(85,396)

Net Loss, December 31, 2003						(9,414)	(9,414)

Balance, December 31, 2003	34,000	$340	59,030	$590	$202,184	$(297,924)	$(94,810)

Net Loss, December 31, 2004						(17,466)	(17,466)

Balance, December 31, 2004	34,000	$340	59,030	$590	$202,184	$(315,390)	$(112,276)

Net Loss, December 31, 2005						(26,042)	(26,042)

Balance, December 31, 2005	34,000	$340	59,030	$590	$202,184	$(341,432)	$(138,318)

Net Loss, December 31, 2006						(17,201)	(17,201)

Balance, December 31, 2006	34,000	$340	59,030	$590	$202,184	$(358,633)	$(155,519)

Common stock exchange agreement to preferred stock	300,000	3,000	(6,000)	(60)	(2,940)

Net Loss, December 31, 2007						(17,106)	(17,106)

Balance, December 31, 2007	334,000	$3,340	53,030	$530	$199,244	$(375,739)	$(172,625)

Net Loss, December 31, 2008						(27,162)	(27,162)

Balance, December 31, 2008	334,000	$3,340	53,030	$530	$199,244	$(402,901)	$(199,787)

Stock bonus for corporate officer			970	10	4,838		4,848

Net Loss, December 31, 2009						(30,640)	(30,640)

Balance, December 31, 2009	334,000	$3,340	54,000	$540	$204,082	$(443,541)	$(225,579)

Net Loss, December 31, 2010						(12,432)	(12,432)

Balance, December 31, 2010	334,000	$3,340	54,000	$540	$204,082	$(445,973)	$(238,011)

See Notes to Financial Statements

INSULCRETE, INC. (A Development Stage Company) Statements of Cash Flows

	Year Ended December 31,		May 3, 1988 (inception) through December 31,
	2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(12,432)	$(30,640)	$(445,973)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Common stock issued for bonus	-	4,848	4,848
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	5,095	6,964	12,060
Increase (decrease) in interest payable	6,550	6,277	12,826

Net cash provided by (used in) operating activities	(787)	(12,551)	(416,239)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	530
Proceeds from issuance of preferred stock	-	-	3,340
Proceeds from issuance of paid-in capital	-	-	199,244
Note payable - related party	20,350	12,738	233,152

Net cash provided by (used in) financing activities	20,350	12,738	436,266

Net increase (decrease) in cash	19,563	187	20,027

Cash at beginning of year	464	277	-

Cash at end of year	$20,027	$464	$20,027

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$-	$-

Income taxes paid	$-	$-

See Notes to Financial Statements

INSULCRETE, INC.
(A Development Stage Company)
Notes to Financial Statements
As of December 31, 2010

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

g.  New Accounting Pronouncements:

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

NOTE 4.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $445,973 during the period from May 3, 1988 (inception) to December 31, 2010. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of December, 2010 the Company has a note payable due to International Credit Bureau, Inc. (a related party) in the amount of $233,152. This is an unsecured loan with an interest rate of 3%. Total interest recorded for the year ended December 31, 2010 was $6,550.

NOTE 6.  INCOME TAXES

As of December 31, 2010

Deferred tax assets:
Net operating tax carry-forward	$ 149,983
Other	-0-

Gross deferred tax assets	149,983
Valuation allowance	(149,983)

Net deferred tax assets	$ -0-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forward are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 7.  SCHEDULE OF NET OPERATING LOSSES

1993 Through 1995 Net Operating Loss	$ (52,645)
1996 Net Operating Loss	(165,212)
1997 Net Operating Loss	(7,670)
1998 Net Operating Loss	(4,444)
1999 Net Operating Loss	(7,577)
2000 Net Operating Loss	(4,911)
2001 Net Operating Loss	(36,369)
2002 Net Operating Loss	(9,682)
2003 Net Operating Loss	(9,414)
2004 Net Operating Loss	(17,466)
2005 Net Operating Loss	(26,042)
2006 Net Operating Loss	(17,201)
2007 Net Operating Loss	(17,106)
2008 Net Operating Loss	(27,162)
2009 Net Operating Loss	(30,640)
2010 Net Operating Loss	(12,432)

Net Operating Loss	$ (445,973)

As of December 31, 2010, the Company has net operating loss carry-forwards of approximately $445,973. Net operating loss carry-forwards expire twenty years from the date the loss was incurred.

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

On April 14, 2009, the Company increased the authorized number of shares of its common stock from 30,000,000 to 100,000,000 (par value $.01)

As of December 31, 2010 the Company had 54,000 shares of common stock issued and outstanding.

NOTE 9.  STOCKHOLDERS' EQUITY

All share numbers have been retroactively adjusted for all periods presented giving effect to the 500-for-1 reverse stock split.

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2010:

•	Preferred stock, $ 0.01 par value: 5,000,000 shares authorized; 334,000 shares issued and outstanding.

•	Common stock, $ 0.01 par value: 100,000,000 shares authorized; 54,000 shares issued and outstanding