Form 10-Q
period 2011-03-31
Insulcrete, Inc.
filed 2013-07-09
CIK 841360

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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

Yes [ ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [ ] No [X]

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
On March 31, 2011, 54,000 shares of the issuer's common stock were outstanding.

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
t E-MAIL changgpark@plscpasl.com t

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Insulcrete, Inc.

We have reviewed the accompanying balance sheets of Insulcrete, Inc. (A Development Stage "Company") as of March 31, 2011, and the related statements of operations, and cash flows for the three months ended March 31, 2011 and 2010, and for the period from May 3, 1988 (inception) through March 31, 2011. These financial statements are the responsibility of the Company's management.

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

/s/  PLS CPA
PLS CPA, A Professional Corp.
July 9, 2013
San Diego, CA. 92111

Registered with the Public Company Accounting Oversight Board

<Table of Contents>	2

INSULCRETE, INC. (A Development Stage Company) Balance Sheets

	As of March 31, 2011 (Unaudited)	As of December 31, 2010

ASSETS

Current Assets
Cash	$18,358	$20,027

Total Current Assets	18,358	20,027

TOTAL ASSETS	$18,358	$20,027

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	$12,149	$12,060
Note Payable - Related Party	233,152	233,152
Accrued Interest Payable	14,552	12,826

Total Current Liabilities	259,853	258,038

Long-Term Liabilities

Total Long-Term Liabilities	-	-

TOTAL LIABILITIES	259,853	258,038

Stockholders' Equity (Deficit)
Preferred stock,	3,340	3,340
($.01 par value, 5,000,000 shares authorized; 334,000 issued and outstanding as of March 31, 2011 and December 31, 2010, respectively)
Common stock	540	540
($.01 par value, 100,000,000 shares authorized; 54,000 shares issued and outstanding as of March 31, 2011 and December 31, 2010)
Additional paid-in capital	204,082	204,082
Deficit accumulated during development stage	(449,457)	(445,973)

Total Stockholders' Equity (Deficit)	(241,495)	(238,011)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$18,358	$20,027

See Notes to Financial Statements.

<Table of Contents>	3

INSULCRETE, INC. (A Development Stage Company) Statements of Operations (Unaudited)

	Three Months Ended		May 3, 1988 (inception) through March 31, 2011

	March 31, 2011	March 31, 2010

Revenues
Revenues	$-	$-	$-

Total Revenues	-	-	-

Operating Costs
Administrative Expenses	1,759	1,398	405,636

Total Operating Costs	1,759	1,398	405,636

Other Income & (Expenses)
Other income (expense)	-	-	15,450
Interest (expense)	(1,725)	(1,574)	(59,271)

Total Other Income & (Expenses)	(1,725)	(1,574)	(43,821)

Net Loss	$(3,484)	$(2,972)	$(449,457)

Basic loss per share	$(0.06)	$(0.06)

Weighted average number of common shares outstanding	54,000	54,000

See Notes to Financial Statements.

<Table of Contents>	4

INSULCRETE, INC. (A Development Stage Company) Statements of Cash Flows (unaudited)

	Three Months Ended		May 3, 1988 (inception) through March 31, 2011

	March 31, 2011	March 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(3,484)	$(2,972)	$(449,457)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Common stock issued for bonus	-	-	4,848
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	89	1,356	12,149
Increase (decrease) in interest payable	1,726	1,574	14,552

Net cash provided by (used in) operating activities	(1,669)	(42)	(417,908)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	530
Proceeds from issuance of preferred stock	-	-	3,340
Proceeds from issuance of paid-in capital	-	-	199,244
Note payable - related party	-	-	233,152

Net cash provided by (used in) financing activities	-	-	436,266

Net increase (decrease) in cash	(1,669)	(42)	18,358

Cash at beginning of period	20,027	464	-

Cash at end of period	$18,358	$422	$18,358

See Notes to Financial Statements.

<Table of Contents>	5

INSULCRETE, INC.
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
As of March 31, 2011

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

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Interim Financial Statements

The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

NOTE 4.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $449,457 during the period from May 3, 1988 (inception) to March 31, 2011. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of March 31, 2011 the Company has a note payable due to International Credit Bureau, Inc. (a related party) in the amount of $233,152. This is an unsecured loan with an interest rate of 3%. Total interest recorded for the three months ended March 31, 2011 was $1,725.

NOTE 6.  INCOME TAXES

As of March 31, 2011

Deferred tax assets:
Net operating tax carryforwards	$ 151,167
Other	-0-

Gross deferred tax assets	151,167
Valuation allowance	(151,167)

Net deferred tax assets	$ -0-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 7.  SCHEDULE OF NET OPERATING LOSSES

1993 Through 1995 Net Operating Loss	$(52,645)
1996 Net Operating Loss	(165,212)
1997 Net Operating Loss	(7,670)
1998 Net Operating Loss	(4,444)
1999 Net Operating Loss	(7,577)
2000 Net Operating Loss	(4,911)
2001 Net Operating Loss	(36,369)
2002 Net Operating Loss	(9,682)
2003 Net Operating Loss	(9,414)
2004 Net Operating Loss	(17,466)
2005 Net Operating Loss	(26,042)
2006 Net Operating Loss	(17,201)
2007 Net Operating Loss	(17,106)
2008 Net Operating Loss	(27,162)
2009 Net Operating Loss	(30,640)
2010 Net Operating Loss	(12,432)
2011 Three Months Net Operating Loss	(3,484)

Net Operating Loss	$(449,457)

As of March 31, 2011, the Company has net operating loss carry-forwards of approximately $449,457. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

As of March 31, 2011 the Company had 54,000 shares of common stock issued and outstanding..

NOTE 9.  STOCKHOLDERS' EQUITY

All share numbers have been retroactively adjusted for all periods presented giving effect to the 500-for-1 reverse stock split.

The stockholders' equity section of the Company contains the following classes of capital stock as of March 31, 2011:

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

As a "shell company" our stockholders are not able to claim or use the exemption provided by Rule 144. As a result, unless or until we file the required "Form 10-type information" with the Commission (in this case, on Form 8-K) and, at the same time, have and maintain non-cash assets (or operations) that are not nominal and thereafter for a period of at least one year after the filing of the "Form 10 type information", we will have "cured" our shell company status on the anniversary date of said filing provided that we prepare and file with the Commission all of our Form 10-Qs and our Form 10-Ks thereafter and, at the same time, maintain non-cash assets (or operations) that are not nominal at all times thereafter.

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

Finally, we are insolvent in that we have, as of March 31, 2011, only $18,358 in Total Assets versus $259,853 in Total Liabilities. As a result, we exposed to risk of bankruptcy and all of the consequences associated with bankruptcy.

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

In February 2004, Mr. Langill died with the result that the Company believes it is unable to collect any monies from his estate. For these reasons, the Company does not anticipate that it will collect any monies on the Note it received from Mr. Langill in connection with the divestiture of the subsidiaries.

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

Three Month Periods Ended March 31, 2011 and March 31, 2010

During the first three months ending March 31, 2011, ("First Quarter 2011"), we recorded no sales revenues. During this period we had no business, assets, or operations. Similarly, during the first three months ending March 31, 2010 ("First Quarter 2010"), we recorded no sales revenues and again during First Quarter 2010, we had no business, assets, or operations.

During the First Quarter 2011, we did record $1,759 as administrative expense - these were expenses related to the maintenance of the Company's corporate charter, accounting, administrative, preparation of filings with the U.S. Securities and Exchange Commission, and related expenses. By comparison, during the First Quarter 2010, we incurred $1,398.00 as administrative expenses. The higher level of general and administrative expenses during the First Quarter 2011 was primarily due to efforts that we took to attend to our files, books, records, and the preparation and filing of our periodic reports for the current quarter as well as for prior calendar years and quarters together various filing fees.

During the First Quarter 2011, we had Interest Expense of $1,725. By comparison, during the First Quarter 2010, we had Interest Expense of $1,574. The interest expense during both periods was incurred as a result of a promissory note issued to International Credit Bureau, Inc. This note bears interest at 3%.

As a result, we had a Net Loss of $3,484 during the First Quarter 2011 compared to a Net Loss of $2,972 during the First Quarter 2010.

On a per share basis, the Net Loss per Basic Share during the First Quarter 2011 was $0.06 compared to First Quarter 2010 when the Net Loss Per Basic Share was $0.06.

During both periods we had 54,000 shares of our Common Stock outstanding.

Liquidity and Capital Resources

We have no real liquidity and no apparent source of financing apart from the arrangement that we have established with ICBI. We currently owe ICBI an aggregate of $233,152 as of March 31, 2011. On a going-forward basis, the Company anticipates that it will need between $15,000 to $25,000 or more annually merely to maintain the Company's existence and to pay the expenses and costs that it incurs to ensure that the Company can remain a corporate enterprise with all of the attendant responsibilities, filings, and associated documentation. For these and other reasons, our management recognizes the adverse difficulties and continuing challenges we face. Apart from the limited assurances that we have received from ICBI, there can be no assurance that we will receive any additional or future financing or funding from any source or if any financing should be obtained, that existing shareholders will not incur substantial, immediate, and permanent dilution of their existing investment.

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

1. Continued Operating Losses & Status as an Insolvent Company. We incurred additional losses and negative cash flow during the twelve months ending December 31, 2010 and we likely will continue to incur losses and negative cash flow for the foreseeable future. There is no assurance that our operations (if any are ever established) will be successful or that we will be profitable or achieve positive cash flow in the future. At present, our Total Liabilities exceed our Total Assets. As a result we are insolvent.

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

4. Auditor's Opinion: Going Concern. Except for the explanatory paragraph included in the firm's report on the financial statements for the year ended December 31, 2010, relating to the substantial doubt existing about the Company's ability to continue as a going concern, the audit report did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2011, that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Based on this assessment, management has concluded that as of December 31, 2010, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Need to Complete Filings with FINRA

As discussed above, we completed a reverse stock split in 2009. However, we have not completed the necessary filings required by the Financial Industry Regulatory Authority (FINRA) and certain other filings. Unless or until those and other related filings and other actions are completed, we do not anticipate that any trading in our Common Stock can or will be allowed in any market.

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

No reports on Form 8-K were filed during the three months ended March 31, 2011.

<Table of Contents>	16

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Registrant: Insulcrete, Inc.

Date: July 9, 2013

/s/ Lisa Norman Lisa Norman President, Chief Executive Officer Chief Financial Officer

<Table of Contents>	17