Form 10-Q
period 2011-09-30
Insulcrete, Inc.
filed 2013-07-09
CIK 841360

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]		QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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
On September 30, 2011, 54,000 shares of the issuer's common stock were outstanding.

Insulcrete, Inc.

TABLE OF CONTENTS

		Page Number

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Balance Sheets September 30, 2011 (unaudited) and December 31, 2010	F 1

Consolidated Statements of Operations (unaudited)
Three Months Ended September 30, 2011
and Three Months Ended September 30, 2010
and Nine Months Ended September 30, 2011
and Nine Months Ended September 30, 2010

		F 2
	Consolidated Statements of Cash Flows (unaudited) Nine Months Ended September 30, 2011 and September 30, 2010	F 3
	Notes to Consolidated Financial Statements (unaudited)	F 4
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14
Item 4.	Controls and Procedures	15

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	17
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3.	Defaults Upon Senior Securities	18
Item 4.	[Not Applicable]	18
Item 5.	Other Information	18
Item 6.	Exhibits and Reports on Form 8-K	18

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Insulcrete, Inc.

We have reviewed the accompanying balance sheets of Insulcrete, Inc. (A Development Stage "Company") as of September 30, 2011, and the related statements of operations, and cash flows for the three and nine months ended September 30, 2011 and 2010, and for the period from May 3, 1988 (inception) through September 30, 2011. These financial statements are the responsibility of the Company's management.

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

/s/  PLS CPA
PLS CPA, A Professional Corp.
July 9, 2013
San Diego, CA. 92111

Registered with the Public Company Accounting Oversight Board

INSULCRETE, INC. (A Development Stage Company) Balance Sheets

	Unaudited As of September 30, 2011 (unaudited)	As of December 31, 2010

ASSETS

Current Assets

Cash	$7,258	$20,027

Total Current Assets	7,258	20,027

TOTAL ASSETS	$7,258	$20,027

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

Accounts Payable	$3,900	$12,060
Note Payable - related party	233,152	233,152
Accured Interest Payable	18,058	12,826

Total Current Liabilities	255,110	258,038

Long-Term Liabilities	-	-

Total Long-Term Liabilities	-	-

TOTAL LIABILITIES	255,110	258,038

Stockholders' Equity (Deficit)

Preferred stock,	3,340	3,340
($.01 par value, 5,000,000 shares authorized; 334,000 shares issued and outstanding as of September 30, 2011 and December 31, 2010)
Common stock	540	540
($.01 par value, 100,000,000 shares authorized; 54,000 shares issued and outstanding as of September 30, 2011 and December 31, 2010)
Additional paid-in capital	204,082	204,082
Deficit accumulated during development stage	(455,814)	(445,973)

Total Stockholders' Equity (Deficit)	(247,852)	(238,011)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$7,258	$20,027

See Notes to Financial Statements.

INSULCRETE, INC. (A Development Stage Company) Statements of Operations (Unaudited)

	Nine Months Ended		Three Months Ended		May 3, 1988 (inception) through September 30, 2011

	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Revenues

Revenues	$-	$-	-	$-	$-

Total Revenues	-	-	-	-	-

Operating Costs

Administrative Expenses	4,609	4,526	1,550	1,398	408,486

Total Operating Costs	4,609	4,526	1,550	1,398	408,486

Other Income & (Expenses)

Other income	-	-	-	-	15,450
Interest (expense)	(5,232)	(4,786)	(1,763)	(1,618)	(62,778)

Total Other Income & (Expenses)	(5,232)	(4,786)	(1,763)	(1,618)	(47,328)

Net Loss	$(9,841)	$(9,312)	(3,313)	$(3,017)	$(455,814)

Basic loss per share	$(0.18)	$(0.17)	(0.06)	$(0.06)

Weighted average number of common shares outstanding	54,000	54,000	54,000	54,000

See Notes to Financial Statements.

INSULCRETE, INC. (A Development Stage Company) Statements of Cash Flows (Unaudited)

	Nine Months Ended		May 3, 1988 (inception) through September 30, 2011

	September 30, 2011	September 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(9,841)	$(9,312)	$(455,814)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Common stock issued for bonus	-	-	4,848
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	(8,160)	3,739	3,900
Increase (decrease) in interest payable	5,232	4,786	18,058

Net cash provided by (used in) operating activities	(12,769)	(787)	(429,008)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	530
Proceeds from issuance of preferred stock	-	-	3,340
Proceeds from issuance of paid-in capital	-	-	199,244
Note payable - related party	-	20,350	233,152

Net cash provided by (used in) financing activities	-	20,350	436,266

Net increase (decrease) in cash	(12,769)	19,563	7,258

Cash at beginning of period	20,027	464	-

Cash at end of period	$7,258	$20,027	$7,258

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$-	$-

Income taxes paid	$-	$-

See Notes to Financial Statements.

INSULCRETE, INC.
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
As of September 30, 2011

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

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Interim Financial Statements

The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the financial statements and footnotes thereto included in our Form 10-K Report for the fiscal year ended December 31, 2010.

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
As of September 30, 2011

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
As of September 30, 2011

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

INSULCRETE, INC.
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
As of September 30, 2011

NOTE 4.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $455,814 during the period from May 3, 1988 (inception) to September 30, 2011. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of September 30, 2011 the Company has a note payable due to International Credit Bureau, Inc. (a related party) in the amount of $233,152. This is an unsecured loan with an interest rate of 3%. Total interest recorded for the nine months ended September 30, 2011 was $5,232.

INSULCRETE, INC.
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
As of September 30, 2011

NOTE 6.  INCOME TAXES

As of September 30, 2011

Deferred tax assets:
Net operating tax carryforwards	$153,328
Other	-0-
Gross deferred tax assets	153,328
Valuation allowance	(153,328)

Net deferred tax assets	$-0-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 7.  SCHEDULE OF NET OPERATING LOSSES

1993 Through 1995 Net Operating Loss	$(52,645)
1996 Net Operating Loss	(165,212)
1997 Net Operating Loss	(7,670)
1998 Net Operating Loss	(4,444)
1999 Net Operating Loss	(7,577)
2000 Net Operating Loss	(4,911)
2001 Net Operating Loss	(36,369)
2002 Net Operating Loss	(9,682)
2003 Net Operating Loss	(9,414)
2004 Net Operating Loss	(17,466)
2005 Net Operating Loss	(26,042)
2006 Net Operating Loss	(17,201)
2007 Net Operating Loss	(17,106)
2008 Net Operating Loss	(27,162)
2009 Net Operating Loss	(30,640)
2010 Net Operating Loss	(12,432)
2011 Nine Months Net Operating Loss	(9,841)

Net Operating Loss	$(455,814)

As of September 30, 2011, the Company has a net operating loss carry-forward of approximately $455,814. Net operating loss carryforward expires twenty years from the date the loss was incurred.

INSULCRETE, INC.
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
As of September 30, 2011

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

As of September 30, 2011 the Company had 54,000 shares of common stock issued and outstanding.

NOTE 9.  STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of September 30, 2011:

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

Further, in February 2004, Mr. Langill died with the result that the Company believes it will be unable to collect any monies from his estate. For these reasons, the Company does not anticipate that it will collect any monies on the Note it received from Mr. Langill in connection with the divestiture of the subsidiaries.

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

Nine Month Periods Ended September 30, 2011 and September 30, 2010

During the first nine months ending September 30, 2011 ("First Nine Months 2011"), we recorded no sales revenues. During this period we had no business, assets, or operations. Similarly, during the nine months ending September 30, 2010 ("First Nine Months 2010"), we recorded no sales revenues and we had no business, assets, or operations.

During the First Nine Months 2011, we did record $4,069 as administrative expense - these were expenses related to the maintenance of the Company's corporate charter, accounting, administrative, legal, and related expenses. By comparison, during the First Nine Months 2010, we incurred $4,526 as general and administrative expenses. The slightly higher level of general and administrative expenses during the First Nine Months 2011 was primarily due to efforts that the Company took to complete certain delinquent filings with the U.S. Securities and Exchange Commission and otherwise attend to our corporate affairs.

During the First Nine Months 2011 we had interest expense of $5,232. By comparison during the First Nine Months 2010 we had interest expense of $4,786 All of the interest expense was incurred as a result of the note issued to International Credit Bureau, Inc. ("ICBI") which bears interest at 3%.

As a result, we had a Net Loss of $9,841 during the First Nine Months 2011 compared to a Net Loss of $9,312 during the First Nine Months 2010.

On a per share basis, our Basic Loss Per Share during the First Nine Months 2011 was $0.18 compared to First Nine Months 2010 when the Basic Loss Per Share was $0.17.

Third Quarter Ending September 30, 2011 versus Third Quarter Ending September 30, 2010

During the three months ending September 30, 2011 ("Third Quarter 2011"), we recorded no sales revenues but did incur $1,550 in administrative expenses compared to $1,398 in administrative expenses during the three months ending September 30, 2010 ("Third Quarter 2010") where we also did not record and revenues. The slight increase in administrative expenses during the Third Quarter 2011 compared to Third Quarter 2010 only reflected a slightly higher level of certain administrative expenses that we incurred.

During the Third Quarter 2011, we recorded $1,763 as interest expense on the note issued to International Credit Bureau, Inc. ("ICBI") , while during the Third Quarter 2010, the Company recorded $1,618 as interest expense. No other income or expense was recorded during either of these periods.

As a result, we recorded a Net Loss of $3,313 during the Third Quarter 2011 compared to a Net Loss of $3,017 during the Third Quarter 2010. This resulted, during each period, Basic Loss Per Share of $0.06 for the Third Quarter 2011 and Basic Loss Per Share of $0.06 for Third Quarter 2010

Liquidity and Capital Resources

The Company has no real liquidity and no apparent source of financing apart from the arrangement that it has established with ICBI. As of September 30, 2011, we had an outstanding balance due ICBI of $233,152. On a going-forward basis, we anticipate that we may need between $15,000 to $25,000 or more annually merely to maintain our corporate existence and pay the expenses and costs that we likely will incur to ensure that we can remain a corporate enterprise with all of our attendant responsibilities, filings, and associated documentation. For these and other reasons, our management recognizes the adverse difficulties and continuing severe challenges we face. Apart from the limited assurances that the Company has received from ICBI, there can be no assurance that the Company will receive any financing or funding from any source or if any financing should be obtained, that existing shareholders will not incur substantial, immediate, and permanent dilution of their existing investment.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2011, that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Absence of Trading Market for Our Common Stock

Our Common Stock does not trade in any market and there is no certain prospect that our Common Stock will ever achieve tradability on any stock market at any time in the near future. Although our Common Stock is a security that is registered under Section 12(g) of the Securities Exchange Act of 1934 and we are obligated to fulfill certain obligations thereby, we remain a "shell company" and, as result, we will not likely have the ability to gain tradability for our common stock until we acquire or develop a business with assets and operations that will allow us to no longer meet the definition of a "shell company." We have not completed certain filings with FINRA and we will need to complete these filings before our stock can have any possibility of regaining tradability. Further, we have not, as of this date, completed certain required filings with the Financial Industry Regulatory Authority (FINRA) and certain other filings and actions. Unless or until these filings and actions are completed, no trading in our common stock in any market may commence. There can be no assurance that we will complete all such filings and actions in the near future.

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

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the nine months ended September 30, 2011.

SIGNATURE

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:
Insulcrete, Inc.

Date: July 9, 2013	/s/ Lisa Norman Lisa Norman President, Chief Executive Officer Chief Financial Officer