Form 10-Q
period 2012-06-30
Insulcrete, Inc.
filed 2013-10-16
CIK 841360

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

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
On June 30, 2012, 54,000 shares of the issuer's common stock were outstanding.

Insulcrete, Inc.

TABLE OF CONTENTS

		Page Number

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
	Balance Sheets June 30, 2012 (unaudited) and December 31, 2011	F 1
	Statements of Operations (unaudited) Three Months Ended June 30, 2012 and Three Months Ended June 30, 2011 and Six Months Ended June 30, 2012 and Six Months Ended June 30, 2011	F 2
	Statements of Cash Flows (unaudited) Six Months Ended June 30, 2012 and June 30, 2011	F 3
	Notes to Financial Statements (unaudited)	F 4
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14
Item 4.	Controls and Procedures	15

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	17
Item 1A.	Risk Factor
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3.	Defaults Upon Senior Securities	18
Item 4.	[Not Applicable]	18
Item 5.	Other Information	18
Item 6.	Exhibits and Reports on Form 8-K	18

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Insulcrete, Inc.

We have reviewed the accompanying balance sheets of Insulcrete, Inc. (A Development Stage "Company") as of June 30, 2012, and the related statements of operations, and cash flows for the three and six months ended June 30, 2012 and 2011, and for the period from May 3, 1988 (inception) through June 30, 2012. These financial statements are the responsibility of the Company's management.

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

/s/ PLS CPA

PLS CPA, A Professional Corp.
October 16, 2013
San Diego, CA 92111

Registered with the Public Company Accounting Oversight Board

INSULCRETE, INC. (A Development Stage Company) Balance Sheets

	As of June 30, 2012 (Unaudited)	As of December 31, 2011

ASSETS

Current Assets

Cash	$5,426	$6,963

Total Current Assets	5,426	6,963

TOTAL ASSETS	$5,426	$6,963

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

Accounts Payable	$7,100	$5,200
Note Payable - related party	233,152	233,152
Accrued Interest Payable	23,308	19,821

Total Current Liabilities	263,560	258,173

Long-Term Liabilities	-	-

Total Long-Term Liabilities	-	-

TOTAL LIABILITIES	263,560	258,173

Stockholders' Equity (Deficit)

Preferred stock,	3,340	3,340
($.01 par value, 5,000,000 shares authorized; 334,000 issued and outstanding as of June 30, 2012 and December 31, 2011)
Common stock	540	540
($.01 par value, 100,000,000 shares authorized; 54,000 shares issued and outstanding as of June 30, 2012 and 53,030 shares issued and outstanding as of December 31, 2011)
Additional paid-in capital	204,082	204,082
Deficit accumulated during development stage	(466,096)	(459,172)

Total Stockholders' Equity (Deficit)	(258,134)	(251,210)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$5,426	$6,963

See Notes to Financial Statements.

INSULCRETE, INC. (A Development Stage Company) Statements of Operations (Unaudited)

	Six Months Ended		Three Months Ended		May 3, 1988 (inception) through June 30, 2012

	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Revenues

Revenues	$-	$-	-	$-	$-

Total Revenues	-	-	-	-	-

Operating Costs

Administrative Expenses	3,437	3,059	1,446	1,300	413,518

Total Operating Costs	3,437	3,059	1,446	1,300	413,518

Other Income & (Expenses)

Other income	-	-	-	-	15,450
Interest (expense)	(3,487)	(3,469)	(1,743)	(1,744)	(68,028)

Total Other Income & (Expenses)	(3,487)	(3,469)	(1,743)	(1,744)	(52,578)

Net Loss	$(6,924)	$(6,528)	(3,189)	$(3,044)	$(466,096)

Basic loss per share	$(0.13)	$(0.12)	(0.06)	$(0.06)

Weighted average number of common shares outstanding	54,000	54,000	54,000	54,000

See Notes to Financial Statements.

INSULCRETE, INC. (A Development Stage Company) Statements of Cash Flows (Unaudited)

	Six Months Ended		May 3, 1988 (inception) through June 30, 2012

	June 30, 2012	June 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(6,924)	$(6,528)	$(466,096)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Common stock issued for bonus	-	-	4,848
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	1,900	(6,610)	7,100
Increase (decrease) in accrued interest payable	3,487	3,469	23,308

Net cash provided by (used in) operating activities	(1,537)	(9,669)	(430,840)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	530
Proceeds from issuance of preferred stock	-	-	3,340
Proceeds from issuance of paid-in capital	-	-	199,244
Note payable - related party	-	-	233,152

Net cash provided by (used in) financing activities	-	-	436,266

Net increase (decrease) in cash	(1,537)	(9,669)	5,426

Cash at beginning of period	6,963	20,027	-

Cash at end of period	$5,426	$10,358	$5,426

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$-	$-

Income taxes paid	$-	$-

See Notes to Financial Statements.

INSULCRETE, INC.
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
As of June 30, 2012

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

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Interim Financial Statements

The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the financial statements and footnotes thereto included in our Form 10-K Report for the fiscal year ended December 31, 2011.

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
As of June 30, 2012

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
As of June 30, 2012

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

INSULCRETE, INC.
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
As of June 30, 2012

NOTE 4.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $466,096 during the period from May 3, 1988 (inception) to June 30, 2012. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of June 30, 2012 the Company has a note payable due to International Credit Bureau, Inc. (a related party) in the amount of $233,152. This is an unsecured loan with an interest rate of 3%. Total interest recorded for the six months ended June 30, 2012 was $3,487.

INSULCRETE, INC.
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
As of June 30, 2012

NOTE 6.  INCOME TAXES

As of June 30, 2012

Deferred tax assets:
Net operating tax carryforwards	$156,846
Other	-0-
Gross deferred tax assets	156,846
Valuation allowance	(156,846)

Net deferred tax assets	$-0-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 7.  SCHEDULE OF NET OPERATING LOSSES

1993 Through 1995 Net Operating Loss	$(52,645)
1996 Net Operating Loss	(165,212)
1997 Net Operating Loss	(7,670)
1998 Net Operating Loss	(4,444)
1999 Net Operating Loss	(7,577)
2000 Net Operating Loss	(4,911)
2001 Net Operating Loss	(36,369)
2002 Net Operating Loss	(9,682)
2003 Net Operating Loss	(9,414)
2004 Net Operating Loss	(17,466)
2005 Net Operating Loss	(26,042)
2006 Net Operating Loss	(17,201)
2007 Net Operating Loss	(17,106)
2008 Net Operating Loss	(27,162)
2009 Net Operating Loss	(30,640)
2010 Net Operating Loss	(12,432)
2011 Net Operating Loss	(13,199)
2012 Six Months Net Operating Loss	(6,924)

Net Operating Loss	$(466,096)

As of June 30, 2012, the Company has net operating loss carry-forwards of approximately $466,096. Net operating loss carryforward expires twenty years from the date the loss was incurred.

INSULCRETE, INC.
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
As of June 30, 2012

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

As of June 30, 2012 the Company had 54,000 shares of common stock issued and outstanding.

NOTE 9.  STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of June 30, 2012:

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

Six Month Periods Ended June 30, 2012 and June 30, 2011

During the first six months ending June 30, 2012 ("First Six Months 2012"), we recorded no sales revenues. During this period we had no business, assets, or operations. Similarly, during the six months ending June 30, 2011 ("First Six Months 2011"), we recorded no sales revenues and we had no business, assets, or operations.

During the First Six Months 2012, we recorded $3,437 of Administrative Expenses - these were expenses related to the maintenance of the Company's corporate charter, accounting, administrative, legal, and related expenses. By comparison, during the First Six Months 2011, we incurred $3,059 as general and administrative expenses. The slightly higher level of general and administrative expenses during the First Six Months 2011 was primarily due to efforts that the Company took to complete certain delinquent filings with the U.S. Securities and Exchange Commission and otherwise attend to its corporate affairs.

During the First Six Months 2012 we had Interest Expense of $3,487. By comparison, during the First Six Months of 2011 we had Interest Expense of $3,469. All said Interest Expense incurred on a note issued to International Credit Bureau, Inc. ("ICBI") which bears interest at 3%.

As a result, we had a Net Loss of $6,924 during the First Six Months 2012 compared to a Net Loss of $6,528 during the First Six Months 2011.

On a per share basis, the Net Loss during the First Six Months 2012 was $0.13 compared to First Six Months 2011 when the Net Loss Per Common Share was also $0.12.

Second Quarter Ending June 30, 2012 versus Second Quarter Ending June 30, 2011

During the three months ending June 30, 2012 ("Second Quarter 2012"), we recorded no sales revenues but did incur $1,446 in administrative expenses compared to $1,300 in administrative expenses during the three months ending Second Quarter 2011 ("Second Quarter 2011") where we also did not record and revenues. The increase in administrative expenses during the Second Quarter 2012 compared to Second Quarter 2011 was dramatically lower but only reflected a lower level of certain administrative expenses that we incurred.

During the Second Quarter 2012, we recorded $1,743 as Interest Expense on the note issued to International Credit Bureau, Inc. ("ICBI"), while during the Second Quarter 2011, the Company recorded $1,744 as Interest Expense. No other income or expense was recorded during either of these periods.

As a result, we recorded a Net Loss of $3,189 during the Second Quarter 2012 compared to a Net Loss of $3,044 during the Second Quarter 2011. This resulted, during each period, of Basic Loss Per Share of $0.06 for Second Quarter 2012 and Basic Loss Per Share of $0.06 during Second Quarter 2011.

Liquidity and Capital Resources

The Company has no real liquidity and no apparent source of financing apart from the arrangement that it has established with ICBI. As of June 30, 2012, we had an outstanding balance due ICBI of $233,152. On a going-forward basis, we anticipate that we may need between $10,000 to $25,000 or more annually merely to maintain our corporate existence and pay the expenses and costs that we likely will incur to ensure that we can remain a corporate enterprise with all of our attendant responsibilities, filings, and associated documentation. For these and other reasons, our management recognizes the adverse difficulties and continuing severe challenges we face. Apart from the limited assurances that the Company has received from ICBI, there can be no assurance that the Company will receive any financing or funding from any source or if any financing should be obtained, that existing shareholders will not incur substantial, immediate, and permanent dilution of their existing investment.

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

1.  Continued Operating Losses & Insolvency.  We incurred additional losses and negative cash flow during the twelve months ending December 31, 2011. There is no assurance that our operations (if we ever have any) will be successful or that we will be profitable or achieve positive cash flow in the future. We are insolvent since our Total Liabilities exceed our Total Assets. As a result, we do not have sufficient funds to pay our creditors and we face a clear risk of bankruptcy.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2012, that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Based on this assessment, management has concluded that as of December 31, 2012, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the six months ended June 30, 2012.

SIGNATURE

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:
Insulcrete, Inc.

Date: October 16, 2013	/s/ Lisa Norman Lisa Norman President, Chief Executive Officer Chief Financial Officer