Form 10-Q
period 2013-03-31
Insulcrete, Inc.
filed 2014-01-21
CIK 841360

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

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
On March 31, 2013, 54,000 shares of the issuer's common stock were outstanding.

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
t TELEPHONE (858) 722-5953 t FAX (858) 761-0341 t FAX (858) 433-2979
t E-MAIL changgpark@plscpasl.com t

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Insulcrete, Inc.

We have reviewed the accompanying balance sheets of Insulcrete, Inc. (A Development Stage "Company") as of March 31, 2013, and the related statements of operations, and cash flows for the three months ended March 31, 2013 and 2012, and for the period from May 3, 1988 (inception) through March 31, 2013. These financial statements are the responsibility of the Company's management.

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

/s/  PLS CPA
PLS CPA, A Professional Corp.
January 21, 2014
San Diego, CA. 92111

Registered with the Public Company Accounting Oversight Board

<Table of Contents>	2

INSULCRETE, INC. (A Development Stage Company) Balance Sheets

	As of March 31, 2013 (Unaudited)	As of December 31, 2012

ASSETS

Current Assets
Cash	$13,434	$4,340

Total Current Assets	13,434	4,340

TOTAL ASSETS	$13,434	$4,340

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	$8,759	$11,360
Due to Related Party	4,000	-
Note Payable - Related Party	243,152	233,152
Accrued Interest Payable	28,611	26,835

Total Current Liabilities	284,522	271,347

Long-Term Liabilities

Total Long-Term Liabilities	-	-

TOTAL LIABILITIES	284,522	271,347

Stockholders' Equity (Deficit)
Preferred stock,	3,340	3,340
($.01 par value, 5,000,000 shares authorized; 334,000 issued and outstanding as of March 31, 2013 and December 31, 2012)
Common stock	540	540
($.01 par value, 100,000,000 shares authorized; 54,000 shares issued and outstanding as of March 31, 2013 and December 31, 2012)
Additional paid-in capital	204,082	204,082
Deficit accumulated during development stage	(479,050)	(474,969)

Total Stockholders' Equity (Deficit)	(271,088)	(267,007)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$13,434	$4,340

See Notes to Financial Statements.

<Table of Contents>	3

INSULCRETE, INC. (A Development Stage Company) Statements of Operations (Unaudited)

	Three Months Ended		May 3, 1988 (inception) through March 31, 2013

	March 31, 2013	March 31, 2012

Revenues
Revenues	$-	$-	$-

Total Revenues	-	-	-

Operating Costs
Administrative Expenses	2,306	1,991	421,170

Total Operating Costs	2,306	1,991	421,170

Other Income & (Expenses)
Other income	-	-	15,450
Interest (expense)	(1,775)	(1,744)	(73,330)

Total Other Income & (Expenses)	(1,775)	(1,744)	(57,880)

Net Loss	$(4,081)	$(3,735)	$(479,050)

Basic loss per share	$(0.08)	$(0.07)

Weighted average number of common shares outstanding	54,000	54,000

See Notes to Financial Statements.

<Table of Contents>	4

INSULCRETE, INC. (A Development Stage Company) Statements of Cash Flows (unaudited)

	Three Months Ended		May 3, 1988 (inception) through March 31, 2013

	March 31, 2013	March 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(4,081)	$(3,735)	$(479,050)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Common stock issued for bonus	-	-	4,848
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	(2,601)	500	8,759
Increase (decrease) in interest payable	1,776	1,744	28,611

Net cash provided by (used in) operating activities	(4,906)	(1,491)	(436,832)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	530
Proceeds from issuance of preferred stock	-	-	3,340
Proceeds from issuance of paid-in capital	-	-	199,244
Increase in due to related party	4,000	-	4,000
Note payable - related party	10,000	-	243,152

Net cash provided by (used in) financing activities	14,000	-	450,266

Net increase (decrease) in cash	9,094	(1,491)	13,434

Cash at beginning of period	4,340	6,963	-

Cash at end of period	$13,434	$5,472	$13,434

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-	$-

Income taxes paid	$-	$-

See Notes to Financial Statements.

<Table of Contents>	5

INSULCRETE, INC.
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
As of March 31, 2013

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

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Interim Financial Statements

The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

For further information, refer to the financial statements and footnotes thereto included in our Form 10K Report for the fiscal year ended December 31, 2012.

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

h.  New Accounting Pronouncements:

In January 2013, the FASB issued ASU No. 2013-01, "Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities". This ASU clarifies that the scope of ASU No. 2011-11, "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities." applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in FASB Accounting Standards Codification or subject to a master netting arrangement or similar agreement. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013.

In February 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." The ASU adds new disclosure requirements for items reclassified out of accumulated other comprehensive income by component and their corresponding effect on net income. The ASU is effective for public entities for fiscal years beginning after December 15, 2013.

In February 2013, the Financial Accounting Standards Board, or FASB, issued ASU No. 2013-04, "Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date." This ASU addresses the recognition, measurement, and disclosure of certain obligations resulting from joint and several arrangements including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The ASU is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In March 2013, the FASB issued ASU No. 2013-05, "Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." This ASU addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The guidance outlines the events when cumulative translation adjustments should be released into net income and is intended by FASB to eliminate some disparity in current accounting practice. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In March 2013, the FASB issued ASU 2013-07, "Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting." The amendments require an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). If a plan for liquidation was specified in the entity's governing documents from the entity's inception (for example, limited-life entities), the entity should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified at the entity's inception. The amendments require financial statements prepared using the liquidation basis of accounting to present relevant information about an entity's expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation. The entity should include in its presentation of assets any items it had not previously recognized under U.S. GAAP but that it expects to either sell in liquidation or use in settling liabilities (for example, trademarks). The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3.  WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common.

NOTE 4.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $479,050 during the period from May 3, 1988 (inception) to March 31, 2013. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of March 31, 2013 the Company has a note payable due to International Credit Bureau, Inc. (a related party) in the amount of $243,152. This is an unsecured loan with an interest rate of 3%. Total interest recorded for the three months ended March 31, 2013 was $1,775.

NOTE 6.  INCOME TAXES

As of March 31, 2013

Deferred tax assets:
Net operating tax carryforwards	$ 161,229
Other	-0-

Gross deferred tax assets	161,229
Valuation allowance	(161,229)

Net deferred tax assets	$ -0-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

<Table of Contents>	8

NOTE 7.  STOCK TRANSACTIONS

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

As of March 31, 2013 the Company had 54,000 shares of common stock issued and outstanding.

NOTE 8.  STOCKHOLDERS' EQUITY

All share numbers have been retroactively adjusted for all periods presented giving effect to the 500-for-1 reverse stock split.

The stockholders' equity section of the Company contains the following classes of capital stock as of March 31, 2013:

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

Finally, we are insolvent in that we have, as of March 31, 2013, only $13,434 in Total Assets versus $284,522 in Total Liabilities. As a result, we exposed to risk of bankruptcy and all of the consequences associated with bankruptcy.

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

Three Month Periods Ended March 31, 2013 and March 31, 2012

During the first three months ending March 31, 2013, ("First Quarter 2013"), we recorded no sales revenues. During this period we had no business, assets, or operations. Similarly, during the first three months ending March 31, 2012 ("First Quarter 2012"), we recorded no sales revenues and again during First Quarter 2012, we had no business, assets, or operations.

During the First Quarter 2013, we did record $2,306 as administrative expense - these were expenses related to the maintenance of the Company's corporate charter, accounting, administrative, preparation of filings with the U.S. Securities and Exchange Commission, and related expenses. By comparison, during the First Quarter 2012, we incurred $1,991 as administrative expenses. The higher level of general and administrative expenses during the First Quarter 2013 was primarily due to efforts that we took to attend to our files, books, records, and the preparation and filing of our periodic reports for the current quarter as well as for prior calendar years and quarters together various filing fees.

During the First Quarter 2013, we had Interest Expense of $1,775. By comparison, during the First Quarter 2012, we had Interest Expense of $1,744. The interest expense during both periods was incurred as a result of a promissory note issued to International Credit Bureau, Inc. This note bears interest at 3%.

As a result, we had a Net Loss of $4,081 during the First Quarter 2013 compared to a Net Loss of $3,735 during the First Quarter 2012.

On a per share basis, the Net Loss per Basic Share during the First Quarter 2013 was $0.08 compared to First Quarter 2012 when the Net Loss Per Basic Share was $0.07.

During both periods we had 54,000 shares of our Common Stock outstanding.

Liquidity and Capital Resources

We have no real liquidity and no apparent source of financing apart from the arrangement that we have established with ICBI. We currently owe ICBI an aggregate of $243,152 as of March 31, 2013. On a going-forward basis, the Company anticipates that it will need between $15,000 to $25,000 or more annually merely to maintain the Company's existence and to pay the expenses and costs that it incurs to ensure that the Company can remain a corporate enterprise with all of the attendant responsibilities, filings, and associated documentation. For these and other reasons, our management recognizes the adverse difficulties and continuing challenges we face. Apart from the limited assurances that we have received from ICBI, there can be no assurance that we will receive any additional or future financing or funding from any source or if any financing should be obtained, that existing shareholders will not incur substantial, immediate, and permanent dilution of their existing investment.

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

1. Continued Operating Losses & Status as an Insolvent Company. We incurred additional losses and negative cash flow during the twelve months ending December 31, 2012 and we likely will continue to incur losses and negative cash flow for the foreseeable future. There is no assurance that our operations (if any are ever established) will be successful or that we will be profitable or achieve positive cash flow in the future. At present, our Total Liabilities exceed our Total Assets. As a result we are insolvent.

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

4. Auditor's Opinion: Going Concern. Except for the explanatory paragraph included in the firm's report on the financial statements for the year ended December 31, 2012, relating to the substantial doubt existing about the Company's ability to continue as a going concern, the audit report did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2013, that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

No reports on Form 8-K were filed during the three months ended March 31, 2013.

<Table of Contents>	16

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Registrant: Insulcrete, Inc.

Date: January 21, 2014

/s/ Lisa Norman Lisa Norman President, Chief Executive Officer Chief Financial Officer

<Table of Contents>	17