Form 10-K
period 2013-12-31
Insulcrete, Inc.
filed 2014-06-02
CIK 841360

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

          State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $0 as of May 17, 2014.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 54,000 Shares as of December 31, 2013.

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

9. Lack of Dividends & Obligations to International Credit Bureau, Inc. We have not paid dividends and do not contemplate paying dividends in the foreseeable future. As of December 31, 2013, we owed International Credit Bureau, Inc., the sum of $252,652 under the terms of a promissory note that bears interest at 3%. The obligations under this Note are significantly greater than our current financial resources and there can be no assurance that we will have or obtain the ability to pay these obligations.

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

12. Possible Rule 144 Stock Sales. Many of our shares of our outstanding Common Stock are "restricted securities" and may be sold only in compliance with Rule 144 adopted under the Securities Act of 1933, as amended or other applicable exemptions from registration. Rule 144 provides that a person holding restricted securities for a period of two years may thereafter sell in brokerage transactions, an amount not exceeding in any three month period the greater of either (i) 1% of the Company's outstanding Common Stock, or (ii) the average weekly trading volume during a period of four calendar weeks immediate preceding any sale. Persons who are not affiliated with the Company and who have held their restricted securities for at least three years are not subject to the volume limitation. Possible or actual sales of the Company's Common Stock by present shareholders under Rule 144 may have a depressive effect on the price of the Company's Common Stock in any market which may develop. However, since we are a "shell company" (as that term is defined in Rule 144(i)), any holder of our restricted common stock is not able to claim the exemption provided by Rule 144 to allow to utilize this exemption. Any person who acquires our common stock in any private placement should carefully review Rule 144(i) since any potential public resale is likely to be limited if not impossible in most circumstances.

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

          Further, should any market or trading activity commence, it is unlikely that any liquid trading market will evolve for the reasons stated in Section 1.A. of this Form 10-K. For these and other reasons, our Common Stock must be viewed as a highly speculative and extremely risky investment and an investor should be willing to lose all or substantially all of their investment. Our Common Stock has not traded in any market during the past thirteen years (ending December 31, 2013) and it is not an investment that is suitable for any investor who seeks to preserve the principal value of their investment or who seeks a safe and secure investment. Further, our Common Stock has not traded in any market for over 13 years.

	High ($)	Low ($)

2011
No Trading

2012
No Trading

2013
No Trading

          We have followed the policy of reinvesting earnings in the business and, consequently, we have not paid any cash dividends. At the present time, no change in this policy is under consideration by our Board of Directors. The payment of cash dividends in the future will be determined by the Board of Directors in light of conditions then existing, including our earnings, financial requirements and condition, opportunities for reinvesting earnings, business conditions and other factors. The number of shareholders of record of Common Stock on December 31, 2013 was approximately 737.

Item 6.  Selected Financial Data

          [omitted}

<TOC>

Item 7.  Management's Discussion and Analysis or Plan of Operation

Overview

          From our incorporation in May 1988 to June 30, 1995, we offered mortgage banking and brokering, loan servicing and trustee services. During the fiscal years ending December 31, 2011, 2012, and 2013, we had no assets or any business operations.

Results of Operations

Fiscal Year Ending December 31, 2013 and Fiscal Year Ending December 31, 2012

          Total Revenues for the year ended December 31, 2013 ("Fiscal 2013") were $0. The lack of revenues reflected the absence of any business activity by us during Fiscal 2013. By comparison, during the fiscal year ending December 31, 2012 ("Fiscal 2012"), we had $0 revenues as well. During Fiscal 2012, we similarly had no business activity.

          Administrative Expenses were $11,276 during Fiscal 2013 compared to $8,783 during Fiscal 2012. The increase from Fiscal 2012 to Fiscal 2013 reflected management's actions to ensure a deliberate strategy to support the existence of the Company and possible acquisition opportunities while also attempting to keep costs for overhead, management, and other administrative costs to the lowest possible minimum during Fiscal 2013.

          During Fiscal 2013 and Fiscal 2012, we had interest expense of $7,327 and $7,014, respectively. This interest expense was due on the note issued to International Credit Bureau, Inc. ("ICBI") which the Company issued in payment of monies received from time to time from ICBI. We also had $0 in other expenses in Fiscal 2013 and Fiscal 2012. As a result, we recorded a Net Loss of $18,603 in Fiscal 2013 compared to a Net Loss of $15,797 in Fiscal 2012. Our Basic Loss Per Share in Fiscal 2013 was $0.34 compared to a Basic Loss Per Share of $0.29 in Fiscal 2012.

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

          Our existence is entirely tenuous and uncertain. Our management believes that we will likely require approximately $15,000 to $25,000 or more in financing per year to maintain our corporate existence and we have not received any indication that such funds are or will become available except that, currently, we have obtained and rely upon funding of $252,652 (as of December 31, 2013) from International Credit Bureau, Inc. ("ICBI") under the terms of a promissory note that bears interest at 3%. The arrangement and note issued to ICBI is a transaction with a related party and there can be no assurance that we will continue to obtain funds from ICBI in the future. Further, all transactions with any related party carry with them the possibility that the transaction may be viewed as unfair and the product of a conflict of interest. A conflict of interest arises whenever a party has an interest on both sides of a transaction. While we believe that the transactions with ICBI were undertaken on fair and reasonable terms - similar to that which the Company could obtain from an independent unrelated third party, there can be no assurance that the Company's transactions with ICBI were obtained on terms that were no more than that from an independent third party.

<TOC>

Impact of Inflation

          Inflation has not had a significant effect on the Company's operation during the three years ending December 31, 2013.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded (as of December 31, 2013 and as a result of management's further review of these matters), that our disclosure controls and procedures were not effective because of the untimely filing of the management report on the internal controls. We have since taken steps to ensure that our disclosure controls and procedures will be effective in that we will be able to timely file the management report in all future filings with the Securities and Exchange Commission.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of December 31, 2013 our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

          None.

<TOC>

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

          The names and ages of the Directors and Executive Officers of the Company are as follows:

Name	Age	Position	Since
Lisa Norman	74	Chairman, President, & CEO	04-18-95

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

          The Company is required to identify Covered Persons that the Company knows have failed to file or filed late Section 16(a) reports during the previous fiscal year. To the Company's knowledge, the following Covered Persons during the fiscal year ended December 31, 2013 failed to file on a timely basis reports required by Section 16(a) of the Exchange Act:

Name	Position	Number of Reports Not Filed on a Timely Basis (1)
Lisa Norman	President, Chairman of the Board, CEO, CFO	Form 3; Form 5

(1) To the Company's knowledge in the fiscal year ended December 31, 2013.

No director of the Company is also currently a director of any company registered pursuant to Section 12 of the Securities Exchange Act of 1934 or any company registered as an investment company under the Investment Company Act of 1940.

<TOC>

Item 11.  Executive Compensation

          The Company's Board of Directors has authorized the compensation of its officers with the following annual cash salaries:

SUMMARY COMPENSATION TABLE (1)

		Annual Compensation			Long-Term Compensation

Awards Payouts

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Other Annual Compen-sation ($) (e)*	Restricted Stock Awards (s) ($) (f)	Securities Underly-ing Options/ SARs (#) (g)	LTIP Payouts ($) (h)	All Other Compen-sation ($) (i)

Lisa Norman Chairman, President, and CEO, CFO	2011 2012 2013	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	0 0 0	$0 $0 $0	$0 $0 $0

Footnote:
1 No other compensation was paid, accrued or received by any of the Company's officers or directors for any of the years shown.

Compensation Discussion and Analysis

          The Company has not paid and has incurred no obligations for the payment of any compensation to its sole officer and director during the fiscal years ending December 31, 2011, 2012, and 2013.

Compensation of Non-Executive Directors

          Non-executive directors do not receive compensation but are reimbursed for their expenses for each meeting of the board that they attend.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information relating to the beneficial ownership of the Company common stock by those persons beneficially holding more than 5% of the Company's common stock, by the Company's directors and executive officers, and by all of the Company's directors and executive officers as a group as of December 31, 2013:

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

<TOC>

Item 13.  Certain Relationships and Related Transactions

          The Company entered in an agreement with International Credit Bureau, Inc., a company owned and controlled by a relative of Lisa Norman, the Company's Chairman, President, CEO, and Treasurer. Under the terms of the Agreement, the Company borrowed an aggregate of $252,652 as of December 31, 2013 as a promissory note issued to International Credit Bureau, Inc. The interest rate on the note is 3% and the note allows the Company to borrow funds, from time to time, to increase the principal amount of the note, as the parties mutually agree.

Item 14.  Principal Accountant Fees and Services

Audit Fees

PLS CPA, A Professional Corporation billed $4,000 and $8,000 for the audit of our 2013 and 2012 annual financial statements and review of our Form 10-Q filings.

Audit-Related Fees

There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under "Audit Fees" for fiscal years 2012 and 2013.

Tax Fees

There were no fees billed for tax compliance, tax advice, and tax planning services for the fiscal years ended December 31, 2012 and 2013.

All Other Fees

There were no fees billed for other services for the fiscal years ended December 31, 2012 and 2013.

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

(Registrant:) INSULCRETE, INC.

/s/ Lisa Norman Lisa Norman President, Chief Executive Officer & Chairman of the Board	Date: May 30, 2014

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Lisa Norman Lisa Norman President, Chief Executive Officer and Chairman of the Board	Date: May 30, 2014

<TOC>

PLS CPA, A PROFESSIONAL CORPORATION
t 4725 MERCURY STREET #210 t SAN DIEGO t CALIFORNIA 92111t
t TELEPHONE (858) 722-5953 t FAX (858) 761-0341 t FAX (858) 433-2979
t E-MAIL changgpark@gmail.com t

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Insulcrete, Inc.

We have audited the accompanying balance sheets of Insulcrete, Inc. (A Development Stage "Company") as of December 31, 2013 and 2012, the related statements of operations, changes in shareholders' equity and cash flows for the year ended 2013 and 2012, and period from May 3, 1988 (inception) to December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Insulcrete Inc. as of December 31, 2013 and 2012, the result of its operations and its cash flows for the period from the years ended December 31, 2013 and 2012, and period from May 3, 1988 (inception) to December 31, 2013 conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  PLS CPA
PLS CPA, A Professional Corp.

May 30, 2014
San Diego, CA. 92111

Registered with the Public Company Accounting Oversight Board

<TOC>

INSULCRETE, INC. (A Development Stage Company) Balance Sheets

	As of December 31, 2013		As of December 31, 2012

ASSETS
Current Assets
Cash		$805		$4,340
Prepaid Expense		$1,600		$-

Total Current Assets		2,405		4,340

TOTAL ASSETS		$2,405		$4,340

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities	$		$
Accounts Payable		1,200		11,360
Note Payable - related party		252,652		233,152
Accrued Interest Payable		34,162		26,835

Total Current Liabilities		288,014		271,347

Long-Term Liabilities		-		-

Total Long-Term Liabilities		-		-

TOTAL LIABILITIES		288,014		271,347

Stockholders' Equity (Deficit)
Preferred stock, ($.01 par value, 5,000,000 shares authorized; 334,000 issued and outstanding as of December 31, 2013 and 2012)		3,340		3,340
Common stock ($.01 par value, 100,000,000 shares authorized; 54,000 shares issued and outstanding as of December 31, 2013 and December 31, 2012)		540		540
Additional paid-in capital		204,082		204,082
Deficit accumulated during development stage		(493,571)		(474,969)

Total Stockholders' Equity (Deficit)		(285,609)		(267,007)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)		$2,405		$4,340

See Notes to Financial Statements

INSULCRETE, INC. (A Development Stage Company) Statements of Operations

	Year Ended December 31,		May 3, 1988 (inception) through December 31,
	2013	2012	2013

Revenues
Revenues	$-	$-	$-

Total Revenues	-	-	-

Operating Costs
Administrative Expenses	11,276	8,783	430,140

Total Operating Costs	11,276	8,783	430,140

Other Income & (Expenses)
Other income	-	-	15,450
Interest (expense)	(7,327)	(7,014)	(78,881)

Total Other Income & (Expenses)	(7,327)	(7,014)	(63,431)

Net Loss	$(18,603)	$(15,797)	$(493,571)

Basic loss per share	$(0.34)	$(0.29)

Weighted average number of common shares outstanding	54,000	54,000

See Notes to Financial Statements

INSULCRETE, INC. (A Development Stage Company) Statement of Changes in Stockholders' Equity (Deficit) From May 3, 1988 (inception) through December 31, 2013

	Preferred Stock	Preferred Stock Amount	Common Stock	Common Stock Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total

Balance December 31, 1995	34,000	$340	59,030	$590	$65,974	$(52,645)	$14,259

Additional paid in capital					136,210		136,210

Net Loss, December 31, 1996						(165,212)	(165,212)

Balance, December 31, 1996	34,000	340	59,030	590	202,184	(217,857)	(14,743)

Net Loss, December 31, 1997						(7,670)	(7,670)

Balance, December 31, 1997	34,000	340	59,030	590	202,184	(225,527)	(22,413)

Net Loss, December 31, 1998						(4,444)	(4,444)

Balance, December 31, 1998	34,000	340	59,030	590	202,184	(229,971)	(26,857)

Net Loss, December 31, 1999						(7,577)	(7,577)

Balance, December 31, 1999	34,000	340	59,030	590	202,184	(237,548)	(34,434)

Net Loss, December 31, 2000						(4,911)	(4,911)

Balance, December 31, 2000	34,000	340	59,030	590	202,184	(242,459)	(39,345)

Net Loss, December 31, 2001						(36,369)	(36,369)

Balance, December 31, 2001	34,000	$340	59,030	$590	$202,184	$(278,828)	$(75,714)

Net Loss, December 31, 2002						(9,682)	(9,682)

Balance, December 31, 2002	34,000	$340	59,030	$590	$202,184	$(288,510)	$(85,396)

Net Loss, December 31, 2003						(9,414)	(9,414)

Balance, December 31, 2003	34,000	$340	59,030	$590	$202,184	$(297,924)	$(94,810)

Net Loss, December 31, 2004						(17,466)	(17,466)

Balance, December 31, 2004	34,000	$340	59,030	$590	$202,184	$(315,390)	$(112,276)

Net Loss, December 31, 2005						(26,042)	(26,042)

Balance, December 31, 2005	34,000	$340	59,030	$590	$202,184	$(341,432)	$(138,318)

Net Loss, December 31, 2006						(17,201)	(17,201)

Balance, December 31, 2006	34,000	$340	59,030	$590	$202,184	$(358,633)	$(155,519)

Common stock exchange agreement to preferred stock	300,000	3,000	(6,000)	(60)	(2,940)

Net Loss, December 31, 2007						(17,106)	(17,106)

Balance, December 31, 2007	334,000	$3,340	53,030	$530	$199,244	$(375,739)	$(172,625)

Net Loss, December 31, 2008						(27,162)	(27,162)

Balance, December 31, 2008	334,000	$3,340	53,030	$530	$199,244	$(402,901)	$(199,787)

Stock bonus for corporate officer			970	10	4,838		4,848

Net Loss, December 31, 2009						(30,640)	(30,640)

Balance, December 31, 2009	334,000	$3,340	54,000	$540	$204,082	$(443,541)	$(225,579)

Net Loss, December 31, 2010						(12,432)	(12,432)

Balance, December 31, 2010	334,000	$3,340	54,000	$540	$204,082	$(445,973)	$(238,011)

Net Loss, December 31, 2011						(13,199)	(13,199)

Balance, December 31, 2011	334,000	$3,340	54,000	$540	$204,082	$(459,172)	$(251,210)

Net Loss, December 31, 2012						(15,797)	(15,797)

Balance, December 31, 2012	334,000	$3,340	54,000	$540	$204,082	$(474,969)	$(267,007)

Net Loss, December 31, 2013						(18,603)	(18,603)

Balance, December 31, 2013	334,000	$3,340	54,000	$540	$204,082	$(493,571)	$(285,609)

See Notes to Financial Statements

INSULCRETE, INC. (A Development Stage Company) Statements of Cash Flows

	Year Ended December 31,		May 3, 1988 (inception) through December 31,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(18,603)	$(15,797)	$(493,571)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Common stock issued for bonus	-	-	4,848
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	(10,160)	6,160	1,200
Increase (decrease) in interest payable	7,328	7,014	34,162

Net cash provided by (used in) operating activities	(21,435)	(2,623)	(453,361)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	530
Proceeds from issuance of preferred stock	-	-	3,340
Proceeds from issuance of paid-in capital	-	-	199,244
Note payable - related party	19,500	-	252,652

Net cash provided by (used in) financing activities	19,500	-	455,766

Net increase (decrease) in cash	(1,935)	(2,623)	2,405

Cash at beginning of year	4,340	6,963	-

Cash at end of year	$2,405	$4,340	$2,405

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$-	$-

Income taxes paid	$-	$-

See Notes to Financial Statements

INSULCRETE, INC.
(A Development Stage Company)
Notes to Financial Statements
As of December 31, 2013

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

NOTE 4.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $493,571 during the period from May 3, 1988 (inception) to December 31, 2013. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of December 31, 2013 the Company has a note payable due to International Credit Bureau, Inc. (a related party) in the amount of $252,652. This is an unsecured loan with an interest rate of 3%. Total interest recorded for the Year ended December, 2013 was $7,327.

NOTE 6.  INCOME TAXES

As of December 31, 2013

Deferred tax assets:
Net operating tax carry-forward	$ 166,166
Other	-0-

Gross deferred tax assets	166,166
Valuation allowance	(166,166)

Net deferred tax assets	$ -0-

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

NOTE 8.  STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2013:

•	Preferred stock, $ 0.01 par value: 5,000,000 shares authorized; 334,000 shares issued and outstanding.

•	Common stock, $ 0.01 par value: 100,000,000 shares authorized; 54,000 shares issued and outstanding