Form 10-Q
period 2014-09-30
Insulcrete, Inc.
filed 2014-11-17
CIK 841360

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]		QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

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
On September 30, 2014, 54,000 shares of the issuer's common stock were outstanding.

Insulcrete, Inc.

TABLE OF CONTENTS

		Page Number

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
	Balance Sheets September 30, 2014 (unaudited) and December 31, 2013	F 1

Statements of Operations (unaudited)
Three Months Ended September 30, 2014 (unaudited)
and Three Months Ended September 30, 2013 (unaudited)
and Nine Months Ended September 30, 2014 (unaudited)
and Nine Months Ended September 30, 2013 (unaudited)

		F 2
	Statements of Cash Flows (unaudited) Nine Months Ended September 30, 2014 and September 30, 2013	F 3
	Notes to Financial Statements (unaudited)	F 4
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14
Item 4.	Controls and Procedures	15

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	17
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3.	Defaults Upon Senior Securities	18
Item 4.	[Not Applicable]	18
Item 5.	Other Information	18
Item 6.	Exhibits and Reports on Form 8-K	18

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Insulcrete, Inc.

We have reviewed the accompanying balance sheets of Insulcrete, Inc. (A Development Stage "Company") as of September 30, 2014, and the related statements of operations, and cash flows for the three and nine months ended September 30, 2014 and 2013, and for the period from May 3, 1988 (inception) through September 30, 2014. These financial statements are the responsibility of the Company's management.

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

/s/  PLS CPA
PLS CPA, A Professional Corp.
November 17, 2014
San Diego, CA. 92111

Registered with the Public Company Accounting Oversight Board

INSULCRETE, INC. (A Development Stage Company) Balance Sheets

	Unaudited As of September 30, 2014 (unaudited)	As of December 31, 2013

ASSETS

Current Assets

Cash	$1,075	$805
Prepaid Expense	5,000	1,600

Total Current Assets	6,075	2,405

TOTAL ASSETS	$6,075	$2,405

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

Accounts Payable	$1,500	$1,200
Note Payable - related party	266,152	252,652
Accured Interest Payable	39,969	34,162

Total Current Liabilities	307,622	288,014

Long-Term Liabilities	-	-

Total Long-Term Liabilities	-	-

TOTAL LIABILITIES	307,622	288,014

Stockholders' Equity (Deficit)

Preferred stock,	3,340	3,340
($.01 par value, 5,000,000 shares authorized; 334,000 shares issued and outstanding as of September 30, 2014 and December 31, 2013)
Common stock	540	540
($.01 par value, 100,000,000 shares authorized; 54,000 shares issued and outstanding as of September 30, 2014 and December 31, 2013)
Additional paid-in capital	204,082	204,082
Deficit accumulated during development stage	(509,509)	(493,571)

Total Stockholders' Equity (Deficit)	(301,547)	(285,609)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$6,075	$2,405

See Notes to Financial Statements.

INSULCRETE, INC. (A Development Stage Company) Statements of Operations (Unaudited)

	Nine Months Ended		Three Months Ended		May 3, 1988 (inception) through September 30, 2014

	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Revenues

Revenues	$-	$-	-	$-	$-

Total Revenues	-	-	-	-	-

Operating Costs

Administrative Expenses	10,131	6,931	2,805	2,772	440,271

Total Operating Costs	10,131	6,931	2,805	2,772	440,271

Other Income & (Expenses)

Other income	-	-	-	-	15,450
Interest (expense)	(5,808)	(5,435)	(2,004)	(1,842)	(84,688)

Total Other Income & (Expenses)	(5,808)	(5,435)	(2,004)	(1,842)	(69,238)

Net Loss	$(15,939)	$(12,366)	(4,809)	$(4,614)	$(509,509)

Basic loss per share	$(0.30)	$(0.23)	(0.09)	$(0.09)

Weighted average number of common shares outstanding	54,000	54,000	54,000	54,000

See Notes to Financial Statements.

INSULCRETE, INC. (A Development Stage Company) Statements of Cash Flows (Unaudited)

	Nine Months Ended		May 3, 1988 (inception) through September 30, 2014

	September 30, 2014	September 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(15,939)	$(12,366)	$(509,509)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Prepaid expenses	(3,400)	-	(5,000)
Common stock issued for bonus	-	-	4,848
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	301	(8,901)	1,500
Increase (decrease) in interest payable	5,808	5,436	39,969

Net cash provided by (used in) operating activities	(13,230)	(15,831)	(468,192)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	530
Proceeds from issuance of preferred stock	-	-	3,340
Proceeds from issuance of paid-in capital	-	-	199,244
Note payable - related party	13,500	15,000	266,152

Net cash provided by (used in) financing activities	13,500	15,000	469,266

Net increase (decrease) in cash	270	(831)	1,075

Cash at beginning of period	805	4,340	-

Cash at end of period	$1,075	$3,509	$1,075

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$-	$-

Income taxes paid	$-	$-

See Notes to Financial Statements.

INSULCRETE, INC.
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
As of September 30, 2014

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

Current Plan of Operation

In this context, we may, if circumstances allow, undertake efforts to become involved in the residential housing industry or, otherwise remain, pending the approval of our shareholders, a "clean public shell" and thereby seek to either merge with or acquire an operating company with operating history and assets or, in the alternative, we may undertake efforts to become involved in the residential housing industry. The exact form and nature of any investment or activity that we may undertake in any industry has not yet been determined. In our current condition, the Securities and Exchange Commission has defined and designated our company as a "blind pool" and "blank check" company with all of the unfortunate aspects of that moniker. See "Note 9 SUBSEQUENT EVENTS."

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Interim Financial Statements

The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months period ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, refer to the financial statements and footnotes thereto included in our Form 10-K Report for the fiscal year ended December 31, 2013.

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
As of September 30, 2014

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

In June 2014, the FASB issued ASU 2014-10, "Development Stage Entities (Topic 915): Elimination of Certain Financial Requirements" The objective of the amendments in this Update is to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements for development stage entities. Users of financial statements of development stage entities told the Board that the development stage entity distinction, the inception-to-date information, and certain other disclosures currently required under U.S. generally accepted accounting principles (GAAP) in the financial statements of development stage entities provide information that has limited relevance and is generally not decision useful. As a result, the amendments in this Update remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, thereby improving financial reporting by eliminating the cost and complexity associated with providing that information.

In August 2014, the FASB issued ASU 2014-15 "Presentation of Financial Statements - Going Concern (Subtopic 205-40) Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern". Under generally accepted accounting principles (GAAP), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity's liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity's liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements-Liquidation Basis of Accounting.

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

INSULCRETE, INC.
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
As of September 30, 2014

NOTE 4.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $509,509 during the period from May 3, 1988 (inception) to September 30, 2014. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of September 30, 2014 the Company has a note payable due to International Credit Bureau, Inc. (a related party) in the amount of $266,152. This is an unsecured loan with an interest rate of 3%. Total interest recorded for the nine months ended September 30, 2014 was $5,808. Accrued interest expense as of September 30, 2014 was $39,969.

INSULCRETE, INC.
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
As of September 30, 2014

NOTE 6.  INCOME TAXES

As of September 30, 2014

Deferred tax assets:
Net operating tax carryforwards	$171,585
Other	-0-
Gross deferred tax assets	171,585
Valuation allowance	(171,585)

Net deferred tax assets	$-0-

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
As of September 30, 2014

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

As of September 30, 2014 the Company had 54,000 shares of common stock issued and outstanding.

NOTE 8.  STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of September 30, 2014:

•	Preferred stock, $ 0.01 par value: 5,000,000 shares authorized; 334,000 shares issued and outstanding.
•	Common stock, $ 0.01 par value: 100,000,000 shares authorized; 54,000 shares issued and outstanding.

NOTE 9.  SUBSEQUENT EVENTS

•

On October 14, 2014, the Company's Board of Directors approved the designation of 500 shares of the Company's Preferred Stock to be designated as Series D Preferred Stock. The action was taken by the Board under the authority granted it in the Company's Certificate of Incorporation which gives the Board the right to designate one or more series of Preferred Stock with such rights and privileges as the Board determines.

•

In general, the Series D Preferred Stock has the following rights and privileges: (i) no voting rights, (2) rights to receive dividends solely in the form of shares of our Common Stock in the amount of 1,200 shares of our Common Stock as an annual dividend per year; (3) liquidation rights of $1,200.00 per share; (4) no right to convert the Preferred Stock into shares of our Common Stock; (5) a redemption right exercisable no later than July 15, 2016; (6) a right to preclude us from undertaking any sale, transfer, or encumbrance of the Real Property; and (7) certain default rights upon the occurrence or the reasonable belief of the later occurrence of any one or more Events of Default such as an "Encumbrance Event," an "Insolvency Event," or a "Change of Control Event."

•

On October 14, 2014, the Company acquired .20 acres of land in a residential development located at 80501 Avenue 48, #59, Indio, California 92201. The Real Property, which has an appraised value of $180,000 (as of June 25, 2014) was acquired from International Credit Bureau, Inc. ("ICBI"), a Nevada corporation. ICBI is an affiliate of the Company. The Real Property was acquired in exchange for the Company's issuance of 180 shares of our newly designated Series D Preferred Stock.

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

Further, in February 2004, Mr. Langill died with the result that the Company believes it wil be unable to collect any monies from his estate. For these reasons, the Company does not anticipate that it will collect any monies on the Note it received from Mr. Langill in connection with the divestiture of the subsidiaries.

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

Nine Month Periods Ended September 30, 2014 and September 30, 2013

During the first nine months ending September 30, 2014 ("First Nine Months 2014"), we recorded no sales revenues. During this period we had no business, assets, or operations. Similarly, during the nine months ending September 30, 2013 ("First Nine Months 2013"), we recorded no sales revenues and we had no business, assets, or operations.

During the First Nine Months 2014, we did record $10,131 as administrative expense - these were expenses related to the maintenance of the Company's corporate charter, accounting, administrative, legal, and related expenses. By comparison, during the First Nine Months 2013, we incurred $6,931 as general and administrative expenses. The 46.17% increase in general and administrative expenses during the First Nine Months 2014 was primarily due to efforts that the Company took to review corporate records and complete certain delinquent filings with the U.S. Securities and Exchange Commission and otherwise generally attend to our corporate affairs.

During the First Nine Months 2014 we had interest expense of $5,808. By comparison during the First Nine Months 2013 we had interest expense of $5,435. All of the interest expense was incurred as a result of the note issued to International Credit Bureau, Inc. ("ICBI") which bears interest at 3%.

As a result, we had a Net Loss of $15,939 during the First Nine Months 2014 compared to a Net Loss of $12,366 during the First Nine Months 2013.

On a per share basis, our Basic Loss Per Share during the First Nine Months 2014 was $0.30 compared to First Nine Months 2013 when the Basic Loss Per Share was $0.23.

Third Quarter Ending September 30, 2014 versus Third Quarter Ending September 30, 2013

During the three months ending September 30, 2014 ("Third Quarter 2014"), we recorded no sales revenues but we did incur $2,805 in administrative expenses compared to $2,772 in administrative expenses during the three months ending September 30, 2013 ("Third Quarter 2013") where we also did not record and revenues. The very small increase in administrative expenses during the Third Quarter 2014 compared to Third Quarter 2013 primarily reflected some additional expenses that we incurred in reviewing our books and records and associated administrative expenses.

During the Third Quarter 2014, we recorded $2,004 as interest expense on the note issued to International Credit Bureau, Inc. ("ICBI") , while during the Third Quarter 2013, the Company recorded $1,842 as interest expense. No other income or expense was recorded during either of these periods.

As a result, we recorded a Net Loss of $4,809 during the Third Quarter 2014 compared to a Net Loss of $4,614 during the Third Quarter 2013. This resulted, during each period, Basic Loss Per Share of $0.09 for the Third Quarter 2014 and Basic Loss Per Share of $0.09 for Third Quarter 2013.

Liquidity and Capital Resources

The Company has no real liquidity and no apparent source of financing apart from the arrangement that it has established with ICBI. As of September 30, 2014, we had an outstanding balance due ICBI of $266,152. On a going-forward basis, we anticipate that we may need between $15,000 to $25,000 or more annually merely to maintain our corporate existence and pay the expenses and costs that we likely will incur to ensure that we can remain a corporate enterprise with all of our attendant responsibilities, filings, and associated documentation. For these and other reasons, our management recognizes the adverse difficulties and continuing severe challenges we face. Apart from the limited assurances that the Company has received from ICBI, there can be no assurance that the Company will receive any financing or funding from any source or if any financing should be obtained, that existing shareholders will not incur substantial, immediate, and permanent dilution of their existing investment.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2014, that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

          None.

Item 1A.  Risk Factors

Status as an insolvent "Shell Company" and Uncertain Future Prospects

We are an insolvent "shell company" within the meaning of Rule 12b-2 of the Securities Exchange Act of 1934, as amended. As a result, we and our stockholders are burdened by several disabilities imposed on companies that do not currently possess an operating business. While we continue to look at potential business and investment opportunities, we can not assure you that we will be successful in identifying any suitable business opportunities or, if we identify them, that we can successfully negotiate a transaction that will be beneficial to our stockholders.

Absence of Trading Market for Our Common Stock

Our Common Stock does not trade in any market and there is no certain prospect that our Common Stock will ever achieve tradability on any stock market at any time in the near future. Although our Common Stock is a security that is registered under Section 12(g) of the Securities Exchange Act of 1934, as amended and we are obligated to fulfill certain obligations thereby, we remain a "shell company" and, as result, we will not likely have the ability to gain tradability for our common stock until we acquire or develop a business with assets and operations that will allow us to no longer meet the definition of a "shell company." We have not completed certain filings with FINRA and we will need to complete these filings before our stock can have any possibility of regaining tradability. Further, we have not, as of this date, completed certain required filings with the Financial Industry Regulatory Authority (FINRA) and certain other filings and actions. Unless or until these filings and actions are completed, no trading in our common stock in any market may commence. There can be no assurance that we will complete all such filings and actions in the near future.

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

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the nine months ended September 30, 2014.

SIGNATURE

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:
Insulcrete, Inc.

Date: November 17, 2014	/s/ Lisa Norman Lisa Norman President, Chief Executive Officer Chief Financial Officer