Form 10-K
period 2014-12-31
Insulcrete, Inc.
filed 2015-04-15
CIK 841360

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

          State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $0 as of April 9, 2015.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 54,000 Shares as of December 31, 2014.

Transitional Disclosure Format (Check one): Yes No X

INSULCRETE, INC.
FORM 10-KSB
TABLE OF CONTENTS

<TOC>

PART I

FORWARD-LOOKING STATEMENTS

THIS FORM 10-K CONTAINS "FORWARD-LOOKING STATEMENTS". FORWARD-LOOKING STATEMENTS ARE STATEMENTS CONCERNING ESTIMATES, PLANS, OBJECTIVES, GOALS, STRATEGIES, EXPECTATIONS, INTENTIONS, PROJECTIONS, DEVELOPMENTS, FUTURE EVENTS, PERFORMANCE OR PRODUCTS, UNDERLYING (EXPRESSED OR IMPLIED) ASUMPTIONS AND OTHER STATEMENTS THAT ARE OTHER THAN HISTORICAL FACTS. IN SOME CASES FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING WORDS SUCH AS "ESTIMATED," "BELIEVES," "EXPECTS," "MAY," "WILL," "SHOULD," OR "ANTICIPATES," OR THE NEGATIVE OF THESE WORDS OR OTHER VARIATIONS OF THESE WORDS OR COMPARABLE WORDS, OR BY DISCUSSIONS OF PLANS OR STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. MANAGEMENT WISHES TO CAUTION THE READER THAT THESE FORWARD-LOOKING STATEMENTS, INCLUDING, BUT NOT LIMITED TO, STATEMENTS REGARDING THE COMPANY AND ITS PLANS OR INTENTIONS, ESTIMATES, GOALS, COMPETITIVE TRENDS AND OTHER MATTERS THAT ARE NOT HISTORICAL FACTS ARE ONLY PREDICTIONS. NO ASSURANCES CAN BE GIVEN THAT SUCH PREDICTIONS WILL PROVE CORRECT OR THAT THE ANTICIPATED FUTURE RESULTS WILL BE ACHIEVED. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY EITHER BECAUSE ONE OR MORE PREDICTIONS PROVE TO BE ERRONEOUS OR AS A RESULT OF OTHER RISKS FACING THE COMPANY. FORWARD-LOOKING STATEMENTS SHOULD BE READ IN LIGHT OF THE CAUTIONARY STATEMENTS AND IMPORTANT FACTORS DESCRIBED IN THIS FORM 10-K, INCLUDING, BUT NOT LIMITED TO "THE FACTORS THAT MAY AFFECT FUTURE RESULTS" SHOWN AS ITEM 1A AND IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. THE RISKS INCLUDE, BUT ARE NOT LIMITED TO, THE RISKS ASSOCIATED WITH A SHELL COMPANY THAT HAS NO OPERATIONS, THE COMPARATIVELY LIMITED FINANCIAL RESOURCES OF THE COMPANY, THE INTENSE COMPETITION THE COMPANY FACES FROM OTHER ESTABLISHED COMPETITORS, AND THE LEGAL UNCERTAINTIES THAT DIRECTLY AND INDIRECTLY IMPACT "SHELL COMPANIES". ANY ONE OR MORE OF THESE OR OTHER RISKS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FUTURE RESULTS INDICATED, EXPRESSED, OR IMPLIED IN SUCH FORWARD-LOOKING STATEMENTS. WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT TO REFLECT EVENTS, CIRCUMSTANCES, OR NEW INFORMATION AFTER THE DATE OF THIS FORM 10-K OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED OR OTHER SUBSEQUENT EVENTS.

<TOC>

As used herein, the term "the Company," "we," "us," and "our" refer to Insulcrete, Inc., a Delaware corporation and its subsidiaries unless otherwise noted.

Item 1.  Description of Business

Company Background

          We were originally incorporated under the name Sun Harbor Financial Resources, Inc. ("the Company") in the State of Delaware on May 3, 1988.

          On August 25, 1988, we effectuated a tax free reorganization ("the Acquisition") under Section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended. As a result of the Acquisition, we acquired Sun Harbor Mortgage, Inc., a California Corporation ("SHMI"), incorporated in the State of California on January 26, 1981, which became a wholly-owned subsidiary of the Company. SHMI is a financial intermediary and operates a mortgage banking firm with activities in San Diego, California. In addition, our second wholly-owned subsidiary, Peninsula Funding Corporation ("PFC") was a trustee corporation that SHMI specified in its Deeds of Trust to represent the beneficiary, supervise foreclosure proceedings, and issue re-conveyances. At that time we derived re-conveyance and trustee fee revenues through PFC operations. On September 11, 1989 a third wholly-owned subsidiary, Pacific Empire Escrow, Inc. ("PEEI") was incorporated as a California corporation. Pacific Empire Escrow, Inc. was intended to be an independent Escrow company operating in the state of California.

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

Current Plan of Operation

          Currently, we have assets $180,146 which primarily consists of .20 acres of land located in Indio, California valued at $180,000. We acquired the land because, in the view of our President, it may offer us greater flexibility in the future if circumstances and market conditions allow.

          The land was acquired from International Credit Bureau, Inc., a related party, in exchange for 180 shares of our newly-designated Series D Preferred Stock. Apart from the land we have no other business operations. Since our Total Liabilities exceed our Total Assets, we are insolvent.

          We have, at considerable expense, maintained our corporate status with the State of Delaware via filings with the Delaware Secretary of State and payment of annual franchise taxes and annual registered agent fees, and preparation and filing of our "periodic disclosures" with the U.S. Securities and Exchange Commission. These filings, including but not limited to, this Form 10-K, have been undertaken to allow us to remain current in our obligations under Section 13 of the Securities Exchange Act of 1934, as amended. However, there are other filings that, for lack of funds, that we have not completed. These include, but are limited to, filings with FINRA, CUSIP Service Bureau, DTC, and likely others. Until these filings are completed and any issues resolved, we cannot assure you that our Common Stock will regain any tradability in any market.

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

          In issuing the 180 shares of our Series D Preferred Stock to acquire the Land (described above), we are aware that the holder of the Series D Preferred Stock can redeem the Series D Preferred Stock if we do not remain compliant with certain provisions of the Series D Preferred Stock. However, we believe that the acquisition of the Land serves our best interests but we are aware that we face many challenges over which we have little or no control.

<TOC>

Employees

We have one part-time employee who serves in management and administrative capacities without any salary.

Item 1A.  RISK FACTORS

          Our Common Stock is subject to a number of substantial risks, including those described below. Although on October 14, 2014 we acquired certain land valued at $180,000, we remain at this time a "shell company" and we do not have any actual business or operations. If our Common Stock ever regains tradability in any stock market, the trading price or value of its securities could be materially adversely affected. We are also insolvent since our Total Liabilities exceed our Total Assets. No attempt has been made to rank these risks in the order of their likelihood or potential harm. In addition to those general risks enumerated elsewhere in the document, any purchaser of the Company's common stock should also consider the following risk factors:

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

2. One Part-Time Employee. We have one part-time employee, Ms. Lisa Norman. Our sole officer and director, Ms. Lisa Norman, receives no salary, but she is reimbursed for any expenses that she may incur on behalf of the Company. As a result, Ms. Norman is engaged in activities outside the operation of the Company and our ability to effect a merger or acquisition may be significantly impaired. In that respect, we are deficient in completing certain filings (with FINRA, CUSIP Service Bureau, DTC and others, that will need to be completed if we are ever able to attempt to regain tradability of our common stock in any trading market. We have not undertaken or completed these efforts and we cannot assure you that we will be successful in doing so in the near future.

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

<TOC>

5. Limited Financial Resources; Need for Additional Financing & Transactions with ICBI. Our financial resources are minimal and we are insolvent. We need to obtain additional financing from the sale of our Common Stock, Debt, or some combination thereof in order to undertake further business plans. Our ability to operate as a going concern is contingent upon its receipt of additional financing through private placements or by loans. We have entered into an agreement and received funds from International Credit Bureau, Inc., a related party, as a loan from International Credit Bureau, Inc. ("ICBI"). We also acquired the Land (referenced above) through a transaction with ICBI. However, there can be no assurance that we will continue to obtain funds from International Credit Bureau, Inc. in the future. Moreover, the transactions with ICBI may be viewed as transactions that are the product of a conflict of interest. A conflict of interest arises whenever a person has an interest on both sides of a transaction. While the Company believes that the transaction ICBI were fair and reasonable and likely at no more costs than that which the Company would obtain from an independent, unrelated third party, there can be no guarantee of that. The Company's business may require additional funds in the future. There can be no assurance that if additional funds are required they will be available, or, if available, that they can be obtained on terms satisfactory to Management. In the event the Company elects to issue stock to raise additional capital, any rights or privileges attached to such stock may either (i) dilute the percentage of ownership of the already issued common shares or (ii) dilute the value of such shares. No rights or privileges have been assigned to the stock and any such rights and privileges will be at the total discretion of the Board of Directors of the Company. There can be no guarantee that the Company will be able to obtain additional financing, or if successful, that it will be able to do so on terms that are reasonable in light of current market conditions

6. No Existing Trading Market for Common Stock. Our Common Stock is currently not traded in any market. If any trading were to commence in the near future (a highly unlikely event) such trading would be limited to the non-OTC Pink Sheets. In prior years trading for the stock was sporadic and there was only a limited market for the Company's Common Stock. At the present time, there is no public market for the Company's Common Stock, and there can be no assurance that a market will in fact develop. Even if a market does develop, it may not be sustained and, given the Company= s lack of resources, there is a substantial likelihood that the Company= s common stock will not to trade in any public market absent the Company receiving additional significant financial resources.

7. Limited Facilities and Location. The Company presently maintains initial principal offices at the offices of its President and the Company owns .20 acres of land in Indio, California. The office space is supplied at no cost. The Company pays its own charges for long distance telephone calls and other miscellaneous secretarial, photocopying and similar expenses.

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

9. Lack of Dividends & Obligations to International Credit Bureau, Inc. We have not paid dividends and do not contemplate paying dividends in the foreseeable future. As of December 31, 2014, we owed International Credit Bureau, Inc. (ICBI) the sum of $278,052 under the terms of a promissory note that bears interest at 3%. The obligations under this Note are significantly greater than our current financial resources and there can be no assurance that we will have or obtain the ability to pay these obligations. We also issued 180 shares of our Series D Preferred Stock to ICBI, as well.

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

Item 1B.  Unresolved Staff Comments

          None.

Item 2.  Description of Properties

          We utilize, at no cost, an address maintained by our President, Ms. Lisa Norman, at 706 Orchid Drive, Unit D, Bakersfield, California 93308 at which we maintain our corporate records. The office is provided to us under an oral lease and may be terminated at any time. We also own .20 acres of land located in Indio, California. The land is within a residential mobile home park in Indio, California. Improvements to the property include city utilities, landscaping and a concrete pad to accommodate a mobile home. The Land was acquired in exchange for our issuance of 180 shares of our Series D Preferred Stock.

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

          Further, should any market or trading activity commence, it is unlikely that any liquid trading market will evolve for the reasons stated in Section 1.A. of this Form 10-K. For these and other reasons, our Common Stock must be viewed as a highly speculative and extremely risky investment and an investor should be willing to lose all or substantially all of their investment. Our Common Stock has not traded in any market during any recent years and it is not an investment that is suitable for any investor who seeks to preserve the principal value of their investment or who seeks a safe and secure investment. Further, our Common Stock has not traded in any market for over 15 years.

	High ($)	Low ($)

2012
No Trading

2013
No Trading

2014
No Trading

          We have followed the policy of reinvesting earnings in the business and, consequently, we have not paid any cash dividends. At the present time, no change in this policy is under consideration by our Board of Directors. The payment of cash dividends in the future will be determined by the Board of Directors in light of conditions then existing, including our earnings, financial requirements and condition, opportunities for reinvesting earnings, business conditions and other factors. The number of shareholders of record of Common Stock on December 31, 2014 was approximately 737.

Item 6.  Selected Financial Data

          [omitted}

<TOC>

Item 7.  Management's Discussion and Analysis or Plan of Operation

Overview

          From our incorporation in May 1988 to June 30, 1995, we offered mortgage banking and brokering, loan servicing and trustee services. During the fiscal years ending December 31, 2012, and 2013, we had no assets or any business operations. On October 14, 2014, we purchased .20 acres of land located in Indio, California and valued at $180,000 in exchange for 180 shares of our Series D Preferred Stock. We view the acquisition of the land as a transaction that may allow us greater financial flexibility in the future if market conditions allow.

Results of Operations

Fiscal Year Ending December 31, 2014 and Fiscal Year Ending December 31, 2013

          Total Revenues for the year ended December 31, 2014 ("Fiscal 2014") were $205. The lack of revenues reflected the absence of any business activity by us during Fiscal 2014. By comparison, during the fiscal year ending December 31, 2013 ("Fiscal 2013"), we had $0 revenues as well. During Fiscal 2013, we similarly had no business activity.

          Administrative Expenses were $29,577 during Fiscal 2014 compared to $11,276 during Fiscal 2013. The increase from Fiscal 2013 to Fiscal 2014 reflected management's actions and increased efforts to address issues that management has hereto not been able to address and ensure a deliberate strategy to support the existence of the Company and possible acquisition opportunities while also attempting to keep costs for overhead, management, and other administrative costs to the lowest possible minimum during Fiscal 2014.

          On October 14, 2014, we acquired .20 acres of Land in Indio, California. The land was acquired from International Credit Bureau, Inc., a related party, in exchange for 180 shares of our newly-designated Series D Preferred Stock.

          During Fiscal 2014 and Fiscal 2013, we had interest expense of $7,886 and $7,327, respectively. This interest expense was due on the note issued to International Credit Bureau, Inc. ("ICBI") which the Company issued in payment of monies received from time to time from ICBI, a related party. We also had $0 in other expenses in Fiscal 2014 and Fiscal 2013. As a result, we recorded a Net Loss of $37,258 in Fiscal 2014 compared to a Net Loss of $18,603 in Fiscal 2013. Our Basic Loss Per Share in Fiscal 2014 was $0.69 compared to a Basic Loss Per Share of $0.34 in Fiscal 2013.

Liquidity and Capital Resources

          We lack liquid financial resources and we lack access to any significant source of capital or financing needed to support our corporate existence. We remain dependent upon the gratuitous interest of a few stockholders who may or may not have any interest in supporting us and ensuring that our corporate existence is maintained.

          There can be no assurance that we will have or receive sufficient financial resources that will enable us to continue our corporate charter, continue our filings required under the Securities Exchange Act of 1934, as amended, or otherwise continue as a corporation.

          Our existence is entirely tenuous and uncertain. Our management believes that we will likely require approximately $18,000 to $25,000 or more in financing per year to maintain our corporate existence and we have not received any indication that such funds are or will become available except that, currently, we have obtained and rely upon funding of $278,052 (as of December 31, 2014) from International Credit Bureau, Inc. ("ICBI") (a related party) under the terms of a promissory note that bears interest at 3%. The arrangement, the issuance of the 180 shares of our Series D Preferred Stock, and the Note issued to ICBI are transactions with a related party and there can be no assurance that we will continue to obtain funds from ICBI in the future. Further, we are aware that all transactions with any related party carry with them the possibility that the transaction may be viewed as unfair and the product of a conflict of interest. A conflict of interest arises whenever a party has an interest on both sides of a transaction. While we believe that the transactions with ICBI were undertaken on fair and reasonable terms - similar to that which the Company could obtain from an independent unrelated third party, there can be no assurance that the Company's transactions with ICBI were obtained on terms that were no more than that from an independent third party.

<TOC>

Impact of Inflation

          Inflation has not had a significant effect on the Company's operation during the three years ending December 31, 2014.

Recent Accounting Pronouncements

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded (as of December 31, 2014 and as a result of management's further review of these matters), that our disclosure controls and procedures were not effective because of the untimely filing of the management report on the internal controls. We have since taken steps to ensure that our disclosure controls and procedures will be effective in that we will be able to timely file the management report in all future filings with the Securities and Exchange Commission.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of December 31, 2014 our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

          None.

<TOC>

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

          The names and ages of the Directors and Executive Officers of the Company are as follows:

Name	Age	Position	Since
Lisa Norman	75	Chairman, President, & CEO	04-18-95

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

          The Company is required to identify Covered Persons that the Company knows have failed to file or filed late Section 16(a) reports during the previous fiscal year. To the Company's knowledge, the following Covered Persons during the fiscal year ended December 31, 2014 failed to file on a timely basis reports required by Section 16(a) of the Exchange Act:

Name	Position	Number of Reports Not Filed on a Timely Basis (1)
Lisa Norman	President, Chairman of the Board, CEO, CFO	Form 3; Form 5

(1) To the Company's knowledge in the fiscal year ended December 31, 2014.

No director of the Company is also currently a director of any company registered pursuant to Section 12 of the Securities Exchange Act of 1934 or any company registered as an investment company under the Investment Company Act of 1940.

<TOC>

Item 11.  Executive Compensation

          The Company's Board of Directors has authorized the compensation of its officers with the following annual cash salaries:

SUMMARY COMPENSATION TABLE (1)

		Annual Compensation			Long-Term Compensation

Awards Payouts

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Other Annual Compen-sation ($) (e)*	Restricted Stock Awards (s) ($) (f)	Securities Underly-ing Options/ SARs (#) (g)	LTIP Payouts ($) (h)	All Other Compen-sation ($) (i)

Lisa Norman Chairman, President, and CEO, CFO	2012 2013 2014	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	0 0 0	$0 $0 $0	$0 $0 $0

Footnote:
1 No other compensation was paid, accrued or received by any of the Company's officers or directors for any of the years shown.

Compensation Discussion and Analysis

          The Company has not paid and has incurred no obligations for the payment of any compensation to its sole officer and director during the fiscal years ending December 31, 2012, 2013, and 2014.

Compensation of Non-Executive Directors

          Non-executive directors do not receive compensation but are reimbursed for their expenses for each meeting of the board that they attend.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information relating to the beneficial ownership of the Company common stock by those persons beneficially holding more than 5% of the Company's common stock, by the Company's directors and executive officers, and by all of the Company's directors and executive officers as a group as of December 31, 2014:

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

<TOC>

Item 13.  Certain Relationships and Related Transactions

          The Company entered in an agreement with International Credit Bureau, Inc. ("ICBI"), a company owned and controlled by a relative of Lisa Norman, the Company's Chairman, President, CEO, and Treasurer Under the terms of the Agreement, the Company borrowed an aggregate of $278,052 as of December 31, 2014 as a promissory note issued to International Credit Bureau, Inc. (a related party). The interest rate on the note is 3% and the note allows the Company to borrow funds, from time to time, to increase the principal amount of the note, as the parties mutually agree.

          On October 14, 2014, we acquired .20 acres of land in Indio, California (the "Land") from ICBI in exchange for the issuance of 180 shares of our Series D Preferred Stock. Since ICBI is a related party, we are sensitive to any conflict of interest. The holder of the Series D Preferred Stock has certain rights as set forth in the Certificate of Designation of Preferences

Item 14.  Principal Accountant Fees and Services

Audit Fees

For the fiscal years ended December 31, 2014 and 2013, PLS CPA, A Professional Corporation billed $6,400 and $8,000for the audit of our annual financial statements and review of our Form 10-Q filings.

Audit-Related Fees

There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under "Audit Fees" for fiscal years 2014 and 2013.

Tax Fees

There were no fees billed for tax compliance, tax advice, and tax planning services for the fiscal years ended December 31, 2013 and 2014.

All Other Fees

There were no fees billed for other services for the fiscal years ended December 31, 2013 and 2014.

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

(Registrant:) INSULCRETE, INC.

/s/ Lisa Norman Lisa Norman President, Chief Executive Officer & Chairman of the Board	Date: April 15, 2015

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Lisa Norman Lisa Norman President, Chief Executive Officer and Chairman of the Board	Date: April 15, 2015

<TOC>

PLS CPA, A PROFESSIONAL CORP.
t 4725 MERCURY STREET #210 t SAN DIEGO t CALIFORNIA 92111t
t TELEPHONE (858) 722-5953 t FAX (858) 761-0341 t FAX (858) 433-2979
t E-MAIL changgpark@gmail.com t

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Insulcrete, Inc.

We have audited the accompanying balance sheets of Insulcrete, Inc. (A Development Stage "Company") as of December 31, 2014 and 2013, the related statements of operations, changes in shareholders' equity and cash flows for the year ended 2014 and 2013, and period from May 3, 1988 (inception) to December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Insulcrete Inc. as of December 31, 2014 and 2013, the result of its operations and its cash flows for the period from the years ended December 31, 2014 and 2013, and period from May 3, 1988 (inception) to December 31, 2014 conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  PLS CPA
PLS CPA, A Professional Corp.

April 15, 2015
San Diego, CA. 92111

Registered with the Public Company Accounting Oversight Board

<TOC>

INSULCRETE, INC. (A Development Stage Company) Balance Sheets

	As of December 31, 2014	As of December 31, 2013

ASSETS
Current Assets
Cash	$146	$805
Prepaid Expense	-	1,600

Total Current Assets	146	2,405

Long-Term Assets
Land	180,000	-

Total Long-Term Assets	180,000	-

TOTAL ASSETS	$180,146	$2,405

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$2,913	$1,200
Note Payable - related party	278,052	252,652
Accrued Interest Payable	42,048	34,162

Total Current Liabilities	323,013	288,014

Long-Term Liabilities	-	-

Total Long-Term Liabilities	-	-

TOTAL LIABILITIES	323,013	288,014

Stockholders' Equity (Deficit)
Preferred stock, ($.01 par value, 5,000,000 shares authorized;
Series B - 334,000 shares issued and outstanding as of December 31, 2014 and December 31, 2013.	3,340	3,340
Series D - 180 shares issued and outstanding as of December 31, 2014 and December 31, 2013.)	2	-
Common stock ($.01 par value, 100,000,000 shares authorized;
54,000 shares issued and outstanding as of December 31, 2014 and December 31, 2013)	540	540
Additional paid-in capital	384,080	204,082
Deficit accumulated during development stage	(530,829)	(493,571)

Total Stockholders' Equity (Deficit)	(142,867)	(285,609)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$180,146	$2,405

See Notes to Financial Statements

INSULCRETE, INC. (A Development Stage Company) Statements of Operations

	Year Ended December 31,		May 3, 1988 (inception) through December 31,
	2014	2013	2014

Revenues
Revenues	$205	$-	$205

Total Revenues	205	-	205

Operating Costs
Administrative Expenses	29,577	11,276	459,717

Total Operating Costs	29,577	11,276	459,717

Other Income & (Expenses)
Other income	-	-	15,450
Interest (expense)	(7,886)	(7,327)	(86,767)

Total Other Income & (Expenses)	(7,886)	(7,327)	(71,317)

Net Loss	$(37,258)	$(18,603)	$(530,829)

Basic loss per share	$(0.69)	$(0.34)

Weighted average number of common shares outstanding	54,000	54,000

See Notes to Financial Statements

INSULCRETE, INC. (A Development Stage Company) Statement of Changes in Stockholders' Equity (Deficit) From May 3, 1988 (inception) through December 31, 2014

	Preferred Stock	Preferred Stock Amount	Common Stock	Common Stock Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total

Balance December 31, 1995	34,000	$340	59,030	$590	$65,974	$(52,645)	$14,259

Additional paid in capital					136,210		136,210

Net Loss, December 31, 1996						(165,212)	(165,212)

Balance, December 31, 1996	34,000	340	59,030	590	202,184	(217,857)	(14,743)

Net Loss, December 31, 1997						(7,670)	(7,670)

Balance, December 31, 1997	34,000	340	59,030	590	202,184	(225,527)	(22,413)

Net Loss, December 31, 1998						(4,444)	(4,444)

Balance, December 31, 1998	34,000	340	59,030	590	202,184	(229,971)	(26,857)

Net Loss, December 31, 1999						(7,577)	(7,577)

Balance, December 31, 1999	34,000	340	59,030	590	202,184	(237,548)	(34,434)

Net Loss, December 31, 2000						(4,911)	(4,911)

Balance, December 31, 2000	34,000	340	59,030	590	202,184	(242,459)	(39,345)

Net Loss, December 31, 2001						(36,369)	(36,369)

Balance, December 31, 2001	34,000	$340	59,030	$590	$202,184	$(278,828)	$(75,714)

Net Loss, December 31, 2002						(9,682)	(9,682)

Balance, December 31, 2002	34,000	$340	59,030	$590	$202,184	$(288,510)	$(85,396)

Net Loss, December 31, 2003						(9,414)	(9,414)

Balance, December 31, 2003	34,000	$340	59,030	$590	$202,184	$(297,924)	$(94,810)

Net Loss, December 31, 2004						(17,466)	(17,466)

Balance, December 31, 2004	34,000	$340	59,030	$590	$202,184	$(315,390)	$(112,276)

Net Loss, December 31, 2005						(26,042)	(26,042)

Balance, December 31, 2005	34,000	$340	59,030	$590	$202,184	$(341,432)	$(138,318)

Net Loss, December 31, 2006						(17,201)	(17,201)

Balance, December 31, 2006	34,000	$340	59,030	$590	$202,184	$(358,633)	$(155,519)

Common stock exchange agreement to preferred stock	300,000	3,000	(6,000)	(60)	(2,940)

Net Loss, December 31, 2007						(17,106)	(17,106)

Balance, December 31, 2007	334,000	$3,340	53,030	$530	$199,244	$(375,739)	$(172,625)

Net Loss, December 31, 2008						(27,162)	(27,162)

Balance, December 31, 2008	334,000	$3,340	53,030	$530	$199,244	$(402,901)	$(199,787)

Stock bonus for corporate officer			970	10	4,838		4,848

Net Loss, December 31, 2009						(30,640)	(30,640)

Balance, December 31, 2009	334,000	$3,340	54,000	$540	$204,082	$(443,541)	$(225,579)

Net Loss, December 31, 2010						(12,432)	(12,432)

Balance, December 31, 2010	334,000	$3,340	54,000	$540	$204,082	$(445,973)	$(238,011)

Net Loss, December 31, 2011						(13,199)	(13,199)

Balance, December 31, 2011	334,000	$3,340	54,000	$540	$204,082	$(459,172)	$(251,210)

Net Loss, December 31, 2012						(15,797)	(15,797)

Balance, December 31, 2012	334,000	$3,340	54,000	$540	$204,082	$(474,969)	$(267,007)

Balance, December 31, 2012	334,000	$3,340	54,000	$540	$204,082	$(474,969)	$(267,007)

Net Loss, December 31, 2013						(18,603)	(18,603)

Balance, December 31, 2013	334,000	$3,340	54,000	$540	$204,082	$(493,571)	$(285,609)

Preferred Stock series D issued for Land	180	1.8			179,998.20		180,000

Net Loss, December 31, 2014						(37,258)	(37,258)

Balance, December 31, 2014	334,180	$3,342	54,000	$540	$384,080	$(530,829)	$(142,867)

See Notes to Financial Statements

INSULCRETE, INC. (A Development Stage Company) Statements of Cash Flows

	Year Ended December 31,		May 3, 1988 (inception) through December 31,
	2014	2013	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(37,258)	$(18,603)	$(530,829)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Common stock issued for bonus	-	-	4,848
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	1,713	(10,160)	2,913
Increase (decrease) in interest payable	7,886	7,328	42,048
Decrease (increase) in prepaid expenses	1,600	-	-

Net cash provided by (used in) operating activities	(26,060)	(21,435)	(481,021)

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease (increase) Real Estate	-	-	-

Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	199,774
Proceeds from issuance of preferred stock	-	-	3,340
Note payable - related party	25,400	19,500	278,052

Net cash provided by (used in) financing activities	25,400	19,500	481,166

Net increase (decrease) in cash	(660)	(1,935)	146

Cash at beginning of year	805	4,340	-

Cash at end of year	$146	$2,405	$146

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$-	$-

Income taxes paid	$-	$-

Non-cash transactions affecting Operating, Investing and Financing activities

Preferred Stock series D issued for Land	$180,000	$-	$180,000

See Notes to Financial Statements

INSULCRETE, INC.
(A Development Stage Company)
Notes to Financial Statements
As of December 31, 2014

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

g. Revenue Recognition:

The Company uses the accrual method of accounting. Under this method, revenues are recognized when earned and expenses are recorded when incurred.

h. Fixed Assets:

Fixed Assets are recorded at their cost of acquisition

i. New Accounting Pronouncements:

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

NOTE 4. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $530,829 during the period from May 3, 1988 (inception) to December 31, 2014. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

NOTE 5 LAND
	December 31, 2014	December 31, 2013

Land	180,000	0

Land acquired per NOTE 6 consists of a .20 acre lot in a residential mobile home park in Indio, California. Improvements to the property include city utilities, landscaping and a concrete pad to accommodate a mobile home. The Real Property was acquired in exchange for the Company's issuance of 180 shares of our newly designated Series D Preferred Stock.

NOTE 6. RELATED PARTY TRANSACTION

On October 14, 2014, the Company acquired .20 acres of land in a residential development located at 80501 Avenue 48, #59, Indio, California 92201. The Land, which has an appraised value of $180,000 (as of June 25, 2014) was acquired from International Credit Bureau, Inc. ("ICBI"), a Nevada corporation. ICBI is an affiliate of the Company. The Real Property was acquired in exchange for the Company's issuance of 180 shares of our newly designated Series D Preferred Stock.

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

As of December 31, 2014 the Company has a note payable due to ICBC in the amount of $278,052. This is an unsecured loan with an interest rate of 3%. Total interest recorded for the year ended December, 2014 was $7,885.93. As of December 31, 2014 accrued interest expense is $42,048.

NOTE 7. INCOME TAXES

As of December 31, 2014

Deferred tax assets:
Net operating tax carryforwards	$ 178,834
Other	-0-

Gross deferred tax assets	178,834
Valuation allowance	(178,834)

Net deferred tax assets	$-0-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 8. PREFERRED STOCK

Preferred stock, $ 0.01 par value: 5,000,000 shares authorized.
Series "B" Preferred stock, 900,000 shares authorized, 334,000 shares issued and outstanding
Series "D" Preferred stock, 500 shares authorized, 180 shares issued and outstanding

On October 14, 2014, the Company designated 500 of the Company's authorized preferred stock (par value $0.01 as series "D" Preferred Stock and issued 180 shares of series "D" Preferred Stock to an affiliate of the Company to acquire certain real property located in Indio, California.

In general, the Series D Preferred Stock has the following rights and privileges: (i) no voting rights, (2) rights to receive dividends solely in the form of shares of our Common Stock in the amount of 1,200 shares of our Common Stock as an annual dividend per year; (3) liquidation rights of $1,200.00 per share; (4) no right to convert the Preferred Stock into shares of our Common Stock; (5) a redemption right exercisable no later than July 15, 2016; (6) a right to preclude us from undertaking any sale, transfer, or encumbrance of the Real Property; and (7) certain default rights upon the occurrence or the reasonable belief of the later occurrence of any one or more Events of Default such as an "Encumbrance Event," an "Insolvency Event," or a "Change of Control Event." Subject to the Default Rights granted to the holder of the Series D Preferred Stock hereunder, the Company shall have the right to call and redeem the Series D Preferred Shares at any time after issuance but no later than July 15, 2016 provided that the Corporation transfer all right, title, and interest in and to that certain parcel of real property located 80501 Avenue 48 #59, Indio, California 92201 to the holder of the Series D Preferred Stock.

In general, the Series B Preferred Stock has the following rights and privileges: (i) each share of the Series B Preferred Stock has the right to two votes per share and to vote with the Company's common stockholders on any matter presented before them; (ii) each share of the Series B Preferred Stock has the right to convert into four shares of the Company's Common Stock at any time after July 1, 2007; and (iii) the number of shares of the Company's Common Stock that are to be issued upon conversion of the Series B Preferred Stock are not to be reduced or increased by reason of any forward or reverse stock split or other recapitalization. The Series B Preferred Stock is not redeemable by the Company on or after July 1, 2008. In the event that the Company's Board of Directors declares any dividends, the holders of the Series B Preferred Stock have the same rights and privileges and are entitled to share ratably with the holders of the Company's Common Stock in any such dividend.

NOTE 9. COMMON STOCK

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