Form 10-Q
period 2015-03-31
Insulcrete, Inc.
filed 2015-05-27
CIK 841360

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

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
On March 31, 2015, 54,000 shares of the issuer's common stock were outstanding.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Insulcrete, Inc.

We have reviewed the accompanying balance sheets of Insulcrete, Inc. (A Development Stage "Company") as of March 31, 2015, and the related statements of operations, and cash flows for the three months ended March 31, 2015 and 2014, and for the period from May 3, 1988 (inception) through March 31, 2015. These financial statements are the responsibility of the Company's management.

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

/s/  PLS CPA
PLS CPA, A Professional Corp.
May 27, 2015
San Diego, CA. 92111

Registered with the Public Company Accounting Oversight Board

<Table of Contents>	2

INSULCRETE, INC. (A Development Stage Company) Balance Sheets

	As of March 31, 2015 (Unaudited)	As of December 31, 2014

ASSETS

Current Assets
Cash	$2,233	$146
Prepaid Expense	-	-

Total Current Assets	2,233	146

Land	180,000	180,000

TOTAL ASSETS	$182,233	$180,146

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	$2,412	$2,913
Note Payable - Related Party	284,552	278,052
Accrued Interest Payable	44,110	42,048

Total Current Liabilities	331,074	323,013

Long-Term Liabilities

Total Long-Term Liabilities	-	-

TOTAL LIABILITIES	331,074	323,013

Stockholders' Equity (Deficit)
Preferred stock, ($.01 par value, 5,000,000 shares authorized;
Series B - 334,000 shares issued and outstanding as of March 31, 2015 and December 31, 2014	3,340	3,340
Series D - 180 shares issued and outstanding as of March 31, 2015 and December 31, 2014)	2	2
Common stock ($.01 par value, 100,000,000 shares authorized;
54,000 shares issued and outstanding as of March 31, 2015 and December 31, 2014)	540	540
Additional paid-in capital	384,080	384,080
Deficit accumulated during development stage	(536,803)	(530,829)

Total Stockholders' Equity (Deficit)	(148,841)	(142,867)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$182,233	$180,146

See Notes to Financial Statements.

<Table of Contents>	3

INSULCRETE, INC. (A Development Stage Company) Statements of Operations (Unaudited)

	Three Months Ended		May 3, 1988 (inception) through March 31, 2015

	March 31, 2015	March 31, 2014

Revenues
Revenues	$-	$-	$205

Total Revenues	-	-	205

Operating Costs
Administrative Expenses	3,913	2,989	463,629

Total Operating Costs	3,913	2,989	463,629

Other Income & (Expenses)
Other income	-	-	15,450
Interest (expense)	(2,062)	(1,874)	(88,829)

Total Other Income & (Expenses)	(2,062)	(1,874)	(73,379)

Net Loss	$(5,975)	$(4,863)	$(536,803)

Basic loss per share	$(0.11)	$(0.09)

Weighted average number of common shares outstanding	54,000	54,000

See Notes to Financial Statements.

<Table of Contents>	4

INSULCRETE, INC. (A Development Stage Company) Statements of Cash Flows (unaudited)

	Three Months Ended		May 3, 1988 (inception) through March 31, 2015

	March 31, 2015	March 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(5,975)	$(4,863)	$(536,803)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Common stock issued for bonus	-	-	4,848
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	-	1,600	-
Increase (decrease) in accounts payable	(500)	200	2,412
Increase (decrease) in interest payable	2,062	1,874	44,110

Net cash provided by (used in) operating activities	(4,413)	(1,189)	(485,433)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	199,774
Proceeds from issuance of preferred stock	-	-	3,340
Note payable - related party	6,500	3,000	284,552

Net cash provided by (used in) financing activities	6,500	3,000	487,666

Net increase (decrease) in cash	2,087	1,811	2,233

Cash at beginning of period	146	805	-

Cash at end of period	$2,233	$2,616	$2,233

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-	$-

Income taxes paid	$-	$-

Non-cash transactions affecting Operating, Investing and Financing activities
Preferred Stock series D issued for Land	$-	$180,000	$180,000

See Notes to Financial Statements.

<Table of Contents>	5

INSULCRETE, INC.
(A Development Stage Company)
Notes to Financial Statements (unaudited)
As of March 31, 2015

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

b.  Interim Financial Statements

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

i.  Fixed Assets:

Fixed Assets are recorded at their cost of acquisition.

j.  New Accounting Pronouncements:

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

In January 2015, the FASB issued ASU 2015-01 "Income Statement - Extraordinary and Unusual Items (Subtopic 225-20) Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items". This update eliminates from GAAP the concept of extraordinary items. Subtopic225-20, Income Statement-Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3.  WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common.

NOTE 4.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $536,803 during the period from May 3, 1988 (inception) to March 31, 2015. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

Management plans to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

<Table of Contents>	7

NOTE 5.  LAND

	March 31, 2015	December 31, 2014

Land	$ 180 000	$ 180 000

Land acquired per NOTE 6 consists of a .20 acre lot in a residential mobile home park in Indio, California. Improvements to the property include city utilities, landscaping and a concrete pad to accommodate a mobile home. The Land was acquired in exchange for the Company's issuance of 180 shares of our newly designated Series D Preferred Stock.

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

As of March 31, 2015 the Company has a note payable due to ICBC in the amount of $284,552. This is an unsecured loan with an interest rate of 3%. Total interest recorded for the period ended March 31, 2015 was $2,062. As of March 31, 2015 accrued interest expense is $44,110.

NOTE 7.  INCOME TAXES

As of March 31, 2015

Deferred tax assets:
Net operating tax carryforwards	$ 180,865
Other	-0-

Gross deferred tax assets	180,865
Valuation allowance	(180,865)

Net deferred tax assets	$ -0-

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

In general, the Series D Preferred Stock has the following rights and privileges: (1) no voting rights, (2) rights to receive dividends solely in the form of shares of our Common Stock in the amount of 1,200 shares of our Common Stock as an annual dividend per year; (3) liquidation rights of $1,200.00 per share; (4) no right to convert the Preferred Stock into shares of our Common Stock; (5) a redemption right exercisable no later than July 15, 2016; (6) a right to preclude us from undertaking any sale, transfer, or encumbrance of the Real Property; and (7) certain default rights upon the occurrence or the reasonable belief of the later occurrence of any one or more Events of Default such as an "Encumbrance Event," an "Insolvency Event," or a "Change of Control Event."

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

While we acquired a parcel of real estate in November 2014, we remain a company that has not yet completed all of the "curative steps" needed to resolve our status as a "shell company." Thus, our stockholders are not yet able to claim or use the exemption provided by Rule 144. As a result, until a period of at least one year lapses after the filing of the "Form 10 type information" (that is, our Form 8-K as filed with the Commission in November 2014) at that time we will have "cured" our shell company status on the anniversary date of said filing provided that we prepare and file with the Commission all of our Form 10-Qs and our Form 10-Ks thereafter and, at the same time, maintain non-cash assets (or operations) that are not nominal at all times thereafter.

For as long as the Company remains a "shell company," all stockholders of the Company cannot use or claim the exemption provided by Rule 144. In effect, that means that stockholders will not have an effective ability to undertake any public re-sale of any of the Company's common stock pursuant to that exemption.

Further, our review and investigation of our affairs strongly indicates that we do not currently have a trading symbol and we may not have any eligibility with the Depository Trust Company. In that event, it may be difficult for us to regain tradability in our common stock in any market.

Finally, we are insolvent in that we have, as of March 31, 2015, only $182,233 in Total Assets versus $331,074 in Total Liabilities. As a result, we are exposed to a clear risk of bankruptcy and all of the consequences associated with bankruptcy.

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

The change in our name to Insulcrete, Inc. was undertaken in anticipation that we may undertake efforts to become active in the residential housing industry. Not until November of 2014 did we acquire a parcel of real estate. but we may, if circumstances and market conditions allow, explore other possible opportunities in this area.

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

Three Month Periods Ended March 31, 2015 and March 31, 2014

During the first three months ending March 31, 2015, ("First Quarter 2015"), we recorded no sales revenues. During this period we had no business or operations. Similarly, during the first three months ending March 31, 2014 ("First Quarter 2014"), we recorded no sales revenues and again during First Quarter 2014, we had no business, assets, or operations.

During the First Quarter 2015, we did record $3,913 as administrative expense - these were expenses related to the maintenance of the Company's corporate charter, accounting, administrative, preparation of filings with the U.S. Securities and Exchange Commission, and related expenses. By comparison, during the First Quarter 2014, we incurred $2,989 as administrative expenses. The higher level of general and administrative expenses during the First Quarter 2015 was primarily due to additional efforts that we took to attend to our files, books, records, and the preparation and filing of our periodic reports for the current quarter and related administrative expenses.

During the First Quarter 2015, we had Interest Expense of $2,062. By comparison, during the First Quarter 2014, we had Interest Expense of $1,874. The interest expense during both periods was incurred as a result of a promissory note issued to International Credit Bureau, Inc., a related party. This note bears interest at 3%.

As a result, we had a Net Loss of $5,975 during the First Quarter 2015 compared to a Net Loss of $4,863 during the First Quarter 2014.

On a per share basis, the Net Loss per Basic Share during the First Quarter 2015 was $0.11 compared to First Quarter 2014 when the Net Loss Per Basic Share was $0.09.

During both periods we had 54,000 shares of our Common Stock outstanding.

Liquidity and Capital Resources

We have no real liquidity and no apparent source of financing apart from the arrangement that we have established with ICBI. We currently owe ICBI an aggregate of $284,552 as of March 31, 2015. On a going-forward basis, the Company anticipates that it will need between $18,000 to $28,000 or more annually merely to maintain the Company's existence and to pay the expenses and costs that it incurs to ensure that the Company can remain a corporate enterprise with all of the attendant responsibilities, filings, and associated documentation. For these and other reasons, our management recognizes the adverse difficulties and continuing challenges we face. Apart from the limited assurances that we have received from ICBI, there can be no assurance that we will receive any additional or future financing or funding from any source or if any financing should be obtained, that existing shareholders will not incur substantial, immediate, and permanent dilution of their existing investment.

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

1. Continued Operating Losses & Status as an Insolvent Company. We incurred additional losses and negative cash flow during the twelve months ending December 31, 2014 and we likely will continue to incur losses and negative cash flow for the foreseeable future. There is no assurance that our operations (if any are ever established) will be successful or that we will be profitable or achieve positive cash flow in the future. At present, our Total Liabilities exceed our Total Assets. As a result we are insolvent.

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

4. Auditor's Opinion: Going Concern. Except for the explanatory paragraph included in the firm's report on the financial statements for the year ended December 31, 2014, relating to the substantial doubt existing about the Company's ability to continue as a going concern, the audit report did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2015, that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Based on this assessment, management has concluded that as of December 31, 2014, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

No reports on Form 8-K were filed during the three months ended March 31, 2015.

<Table of Contents>	16

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Registrant: Insulcrete, Inc.

Date: May 27, 2015

/s/ Lisa Norman Lisa Norman President, Chief Executive Officer Chief Financial Officer

<Table of Contents>	17