Form 10-Q
period 2015-09-30
Insulcrete, Inc.
filed 2015-11-16
CIK 841360

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]		QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

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

Yes [ ] No [ ]

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
On September 30, 2015, 54,000 shares of the issuer's common stock were outstanding.

Insulcrete, Inc.

TABLE OF CONTENTS

		Page Number

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Balance Sheets (unaudited) September 30, 2015 and December 31, 2014	F 1

Consolidated Statements of Operations (unaudited)
Three Months Ended September 30, 2015
and Three Months Ended September 30, 2014
and Nine Months Ended September 30, 2015
and Nine Months Ended September 30, 2014

		F 2
	Consolidated Statements of Cash Flows (unaudited) Nine Months Ended September 30, 2015 and September 30, 2014	F 3
	Notes to Consolidated Financial Statements (unaudited)	F 4
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14
Item 4.	Controls and Procedures	15

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	17
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3.	Defaults Upon Senior Securities	18
Item 4.	[Not Applicable]	18
Item 5.	Other Information	18
Item 6.	Exhibits and Reports on Form 8-K	18

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
& Associates, LLP
CERTIFIED PUBLIC ACCOUNTANTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Insulcrete, Inc.

We have reviewed the accompanying balance sheet of American Insulcrete, Inc. as of September 30, 2015, and the related statements of operations, and cash flows for the three and nine months ended September 30, 2015 and 2014. These financial statements are the responsibility of the Company's management.

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

/S/ KLJ & Associates LLP

KLJ & Associates, LLP
November 13, 2015
Edina, MN

5201 Eden Avenue
Suite 300
Edina, Minnesota 55436
630.277.2330

F 1

INSULCRETE, INC. Balance Sheets (unaudited)

	As of September 30, 2015	As of December 31, 2014

ASSETS

Current Assets
Cash	$2,082	$146
Prepaid Expense	-	-

Total Current Assets	2,082	146

Real Estate	180,000	180,000

TOTAL ASSETS	$182,082	$180,146

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	$1,500	$2,913
Note Payable - related party	291,052	278,052
Accured Interest Payable	48,428	42,048

Total Current Liabilities	340,980	323,013

Long-Term Liabilities	-	-

Total Long-Term Liabilities	-	-

TOTAL LIABILITIES	340,980	323,013

Stockholders' Equity (Deficit)
Preferred stock, ($.01 par value, 5,000,000 shares authorized;
Series B - 334,000 shares issued and outstanding as of September 30, 2015 and December 31, 2014	3,340	3,340
Series D - 180 shares issued and outstanding as of September 30, 2015 and December 31, 2014)	2	2
Common stock	540	540
($.01 par value, 100,000,000 shares authorized; 54,000 shares issued and outstanding as of September 30, 2015 and December 31, 2014)
Additional paid-in capital	384,080	384,080
Accumulated Deficit	(546,860)	(530,829)

Total Stockholders' Equity (Deficit)	(158,898)	(142,867)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$182,082	$180,146

See Notes to Financial Statements.

INSULCRETE, INC. Statements of Operations (unaudited)

	Nine Months Ended		Three Months Ended

	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Revenues
Revenues	$1,766	$-	203	$-

Total Revenues	1,766	-	203	-

Operating Costs
Administrative Expenses	11,417	10,131	1,004	2,805

Total Operating Costs	11,417	10,131	1,004	2,805

Other Income & (Expenses)
Other income	-	-	-	-
Interest (expense)	(6,381)	(5,808)	(2,184)	(2,004)

Total Other Income & (Expenses)	(6,381)	(5,808)	(2,184)	(2,004)

Net Loss	$(16,032)	$(15,939)	(2,985)	$(4,809)

Basic loss per share	$(0.30)	$(0.30)	(0.06)	$(0.09)

Weighted average number of common shares outstanding	54,000	54,000	54,000	54,000

See Notes to Financial Statements.

INSULCRETE, INC. Statements of Cash Flows (unaudited)

	Nine Months Ended

	September 30, 2015	September 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(16,032)	$(15,939)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Prepaid expenses	-	(3,400)
Common stock issued for bonus	-	-
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	(1,412)	301
Increase (decrease) in interest payable	6,380	5,808

Net cash provided by (used in) operating activities	(11,064)	(13,230)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-
Proceeds from issuance of preferred stock	-	-
Proceeds from issuance of paid-in capital	-	-
Note payable - related party	13,000	13,500

Net cash provided by (used in) financing activities	13,000	13,500

Net increase (decrease) in cash	1,936	270

Cash at beginning of period	146	805

Cash at end of period	$2,082	$1,075

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$-	$-

Income taxes paid	$-	$-

See Notes to Financial Statements.

INSULCRETE, INC.
Notes to Financial Statements (unaudited)
As of September 30, 2015

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

b.  Interim Financial Statements

The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months period ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information, refer to the financial statements and footnotes thereto included in our Form 10-K Report for the fiscal year ended December 31, 2014.

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
As of September 30, 2015

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

INSULCRETE, INC.
Notes to Financial Statements (unaudited)
As of September 30, 2015

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

INSULCRETE, INC.
Notes to Financial Statements (unaudited)
As of September 30, 2015

NOTE 4.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $546,861 during the period from May 3, 1988 (inception) to September 30, 2015. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

NOTE 5.  LAND

	September 30, 2015	September 30, 2014

Land	$ 180,000	$ 180,000

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

As of September 30, 2015 the Company has a note payable due to ICBC in the amount of $291,052. This is an unsecured loan with an interest rate of 3%. Total interest recorded for the period ended September 30, 2015 was $6,381. As of September 30, 2015 accrued interest expense is $48,428.

INSULCRETE, INC.
Notes to Financial Statements (unaudited)
As of September 30, 2015

NOTE 7.  INCOME TAXES

As of September 30, 2015

Deferred tax assets:
Net operating tax carryforwards	$184,284
Other	-0-
Gross deferred tax assets	184,284
Valuation allowance	(184,284)

Net deferred tax assets	$-0-

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
As of September 30, 2015

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

NOTE 10.  SUBSEQUENT EVENT

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent event(s) to be disclosed.

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

Nine Month Periods Ended September 30, 2015 and September 30, 2014

During the first nine months ending September 30, 2015 ("First Nine Months 2015"), we recorded sales revenues of $1,766. During this period and except for land in Indio, California, we also had no other business, assets, or operations. In contrast, during the nine months ending September 30, 2014 ("First Nine Months 2014"), we recorded no sales revenues and we had no business, assets, or operations.

During the First Nine Months 2015, we did record $11,417 as administrative expense - these were expenses related to the maintenance of the Company's corporate charter, accounting, administrative, legal, and related expenses. By comparison, during the First Nine Months 2014, we incurred $10,131 as general and administrative expenses. The 12.69% increase in general and administrative expenses during the First Nine Months 2015 was primarily due to efforts that the Company took to review corporate records, maintain our filings with the U.S. Securities and Exchange Commission and otherwise generally attend to our corporate affairs.

During the First Nine Months 2015 we had interest expense of $6,381. By comparison during the First Nine Months 2014 we had interest expense of $5,808. All of the interest expense was incurred as a result of the note issued to International Credit Bureau, Inc. ("ICBI") which bears interest at 3%.

As a result, we had a Net Loss of $16,032 during the First Nine Months 2015 compared to a Net Loss of $15,939 during the First Nine Months 2014.

On a per share basis, our Basic Loss Per Share during the First Nine Months 2015 was $0.30 compared to First Nine Months 2014 when the Basic Loss Per Share was $0.30.

Third Quarter Ending September 30, 2015 versus Third Quarter Ending September 30, 2014

During the three months ending September 30, 2015 ("Third Quarter 2015"), we recorded sales revenues of $203 and we incurred $1,004 in administrative expenses compared to $2,805 in administrative expenses during the three months ending September 30, 2014 ("Third Quarter 2014") a period in which we did not record any revenues. The decrease in administrative expenses during the Third Quarter 2015 compared to Third Quarter 2014 primarily reflected the efforts that we have implemented to control our costs. While we accomplished a reduction in costs, we cannot be certain that we can continue to reduce our costs further or that our costs may not increase in the future.

During the Third Quarter 2015, we recorded $2,184 as interest expense on the note issued to International Credit Bureau, Inc. ("ICBI") , while during the Third Quarter 2014, the Company recorded $2,004 as interest expense. No other income or expense was recorded during either of these periods.

As a result, we recorded a Net Loss of $2,985 during the Third Quarter 2015 compared to a Net Loss of $4,809 during the Third Quarter 2014. This resulted, during each period, Basic Loss Per Share of $0.06 for the Third Quarter 2015 and Basic Loss Per Share of $0.09 for Third Quarter 2014.

Liquidity and Capital Resources

The Company has no real liquidity and no apparent source of financing apart from the arrangement that it has established with ICBI. As of September 30, 2015, we had an outstanding balance due ICBI of $291,052. On a going-forward basis, we anticipate that we may need between $19,000 to $27,000 or more annually merely to maintain our corporate existence and pay the expenses and costs that we likely will incur to ensure that we can remain a corporate enterprise with all of our attendant responsibilities, filings, and associated documentation. For these and other reasons, our management recognizes the adverse difficulties and continuing severe challenges we face. Apart from the limited assurances that the Company has received from ICBI, there can be no assurance that the Company will receive any financing or funding from any source or if any financing should be obtained, that existing shareholders will not incur substantial, immediate, and permanent dilution of their existing investment.

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

2.  Limited Assets, Business, Operations & Extraordinary Uncertainties.  Except for our real estate in Indio, California, we have no other assets or other business. Moreover, there can be no assurance that we will regain or acquire any new additional assets in the future. While the Company may later search for other ventures, the ability of the Company to undertake any such future venture will likely be severely limited and there can be no assurance that the Company will ever acquire any other business venture or if such a venture is acquired, that any such venture can be acquired on any reasonable terms in light of the Company's current financial circumstances.

3.  Limited Business, No Equity, No Working Capital & Severe Need for Additional Financing.  Except for the sales revenues derived from our real estate in Indio, California, we have no other business. If we are to develop or acquire any new business, we will need to obtain significant additional equity or debt financing on reasonable terms. There can be no guarantee that we will be successful in obtaining any such financing or if it is obtained, that stockholders will not lose all of their investment. If we do obtain any new capital, we anticipate that our stockholders will likely incur significant and immediate dilution.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2015, that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

          None.

Item 1A.  Risk Factors

Status of the Company and Uncertain Future Prospects

We are insolvent since our Total Liabilities exceeds our Total Assets. Historically we also have been a "shell company" within the meaning of Rule 12b-2 of the Securities Exchange Act of 1934, as amended. As a result, we and our stockholders are burdened by several disabilities imposed on companies that do not currently possess an operating business. While we continue to look at potential business and investment opportunities, we can not assure you that we will be successful in identifying any suitable business opportunities or, if we identify them, that we can successfully negotiate a transaction that will be beneficial to our stockholders.

Absence of Trading Market for Our Common Stock

Our Common Stock does not trade in any market and there is no certain prospect that our Common Stock will ever achieve tradability on any stock market at any time in the near future. Although our Common Stock is a security that is registered under Section 12(g) of the Securities Exchange Act of 1934, as amended and we are obligated to fulfill certain obligations thereby, we remain currently a "shell company" and, as result, we will not likely have the ability to gain tradability for our common stock until we acquire or develop a business with assets and operations that will allow us to no longer meet the definition of a "shell company." We have not completed certain filings with FINRA and we will need to complete these filings before our stock can have any possibility of regaining tradability. Further, we have not, as of this date, completed certain required filings with the Financial Industry Regulatory Authority (FINRA) and certain other filings and actions. Unless or until these filings and actions are completed, no trading in our common stock in any market may commence. There can be no assurance that we will complete all such filings and actions in the near future.

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

(b) Reports on Form 8-K

On July 17, 2015 we filed Form 8-K with the Commission to report the election of Vernon Gunter as our in-coming President, Chief Executive Officer, Chairman, and Chief Financial Officer.

SIGNATURE

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:
Insulcrete, Inc.

Date: November 13, 2015	/s/ Vernon Gunter Vernon Gunter President, Chief Executive Officer Chief Financial Officer