Form 10-K
period 2015-12-31
Insulcrete, Inc.
filed 2016-08-04
CIK 841360

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

          State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $0 as of April 3, 2016.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 54,000 Shares as of December 31, 2015.

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

Filing for Forward Stock Split of March 2016

          The holders of a majority of our outstanding stock approved a 60 for one forward split of our Common Stock (the "Forward Split"). The Forward Split was also approved by our Board of Directors and is to take effect upon such date to be approved by the Financial Industry Regulatory Authority (FINRA). We anticipate that the Forward Split will serve to better allow the Company to raise capital and otherwise implement a strategy that may, if circumstances and market conditions allow, allow us to better serve the interests of our stockholders.

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

Completon of Forward Split of Common Stock

          On May 16, 2016, we determined that we had fully satisfied the requirements of Section 14C of the Securities Exchange Act of 1934, as amended and the rulers promulgated by the Securities and Exchange Commission (the "Commission") thereunder.

          We previously filed Schedule 14C with the Commission and subsequently we distributed the required documents and established a website that displayed a copy of the Schedule 14C and our 2014 Annual Report on Form 10-K (for the fiscal year ending December 31, 2014) that allowed our stockholders to download a copy of these documents. In connection with these efforts we also provided a free telephone access to our stockholders who wanted a copy of the Schedule 14C and the Annual Report. In all of this we sought to ensure that our stockholders would receive a copy of the Schedule 14C and out 2014 Annual Report on Form 10-K.

          As reported in the Schedule 14C: the holders of a majority of the outstanding shares of our Common Stock approved the 60 for one forward split of our Common Stock (with all fractional shares rounded up) (the "Forward Split"). Our Board of Directors has set the Record Date as May 20, 2016.

          While we are not aware of any trading market for our Common Stock, we believe that the Forward Split may allow us greater financial flexibility.

Current Plan of Operation

          Currently, we have assets $182,212 which primarily consists of .20 acres of land located in Indio, California valued at $180,000. We acquired the land because, in the view of our President, it may offer us greater flexibility in the future if circumstances and market conditions allow.

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

Evaluation of Opportunities

          The analysis of new business opportunities will be undertaken by or under the supervision of our sole officer and director, Mr. Vernon Gunter. We intend to concentrate on identifying prospective business opportunities which may be brought to our attention through present associations with management. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operation, if any; prospects for the future; present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services or trades; name identification; and other relevant factors. Officers and directors of each company will meet personally with management and key personnel of the firm sponsoring the business opportunity as part of their investigation. To the extent possible, we intend to utilize written reports and personal investigation to evaluate the above factors.

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

Item 1A.  RISK FACTORS

          Our Common Stock is subject to a number of substantial risks, including those described below. Although on October 14, 2014 we acquired certain land valued at $180,000, we remain at this time a "shell company" and we do not have any actual business or operations. If our Common Stock ever regains tradability in any stock market, the trading price or value of its securities could be materially adversely affected. We have only one officer who is able to assist us only on a part-time basis. We are also insolvent since our Total Liabilities exceed our Total Assets. No attempt has been made to rank these risks in the order of their likelihood or potential harm. In addition to those general risks enumerated elsewhere in the document, any purchaser of the Company's common stock should also consider the following risk factors:

Risks Related to the Ownership of the Company's Stock

There is currently no market for our common stock. If a substantial and sustained market for the Company's common stock does not develop, the Company's stockholders may have difficulty selling, or be unable to sell, their shares.

1. New Company: Losses; No Revenues from Operation; Risk of Loss & Insolvency. We face all of the risks inherent in a new business, coupled with the risks involved with what may be considered a blind pool/blank check company. We have incurred losses every year since 1996 and there can be no assurance that we will ever achieve profitability or positive cash flow. Since our Board of Directors approved the sale of our prior business, there is no information at this time upon which to base an assumption that its plans will either materialize or prove successful. There can be no assurance that any of our existing business activities (which are limited) will result in any operating revenues or profits. Investors should be aware that they may lose all or substantially all of their investment. We are also insolvent since our Total Liabilities exceed our Total Assets.

2. One Part-Time Employee. We have one part-time employee, Mr. Vernon Gunter. Our sole officer and director, Mr. Vernon Gunter receives no salary, but she is reimbursed for any expenses that she may incur on behalf of the Company. As a result, Mr. Gunter is engaged in activities outside the operation of the Company and our ability to effect a merger or acquisition may be significantly impaired. In March 2016 we filed our Information Statement on Schedule 14C with the Commission for the Forward Split (60 for one) of our Common Stock. We are completing work on certain filings with FINRA and others, that we anticipate that may allow us to regain tradability of our common stock in any trading market. We cannot assure you that we will be successful in these matters.

3. Reliance Upon One Officer; Limited Time to Devote to Company Business. We are and likely will remain dependent upon the personal efforts and abilities of Mr. Vernon Gunter, our sole officer and director, who devotes only limited time to the affairs of the Company. She has certain business experience but has almost no experience in acquisition or merger activities. The officer and director has not agreed to expend any specific amount of time on behalf of the Company, but will devote such time as necessary to identify and consummate a merger or acquisition.

4. Auditor's Opinion: Going Concern. Our independent auditors, KLJ and Associates, LLP, have expressed substantial doubt about the Company's ability to continue as a going concern since the Company is an early-stage company and there exists only a limited history of operations.

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

7. Limited Facilities and Location. We maintain our principal offices at the offices of our President and we own .20 acres of land in Indio, California. The office space is supplied at no cost. We pay our own charges for long distance telephone calls and other miscellaneous secretarial, photocopying and similar expenses.

8. Lack of Revenues And Development Stage Company. We face all of the risks inherent in a new business. There is no information at this time upon which to base an assumption that our plans will either materialize or prove successful. We may or may not pursue any business in the residential housing industry. Our present business and plans have not been determined. There can be no assurance that any of our business activities will result in any operating revenues or profits. Investors should be aware that they may lose all or substantially all of their investment.

9. Lack of Dividends & Obligations to International Credit Bureau, Inc. We have not paid dividends and do not contemplate paying dividends in the foreseeable future. As of December 31, 2015, we owed International Credit Bureau, Inc. (ICBI) the sum of $295,052 under the terms of a promissory note that bears interest at 3%. The obligations under this Note are significantly greater than our current financial resources and there can be no assurance that we will have or obtain the ability to pay these obligations. We also issued 180 shares of our Series D Preferred Stock to ICBI, as well.

10. Competition. We are an insignificant participant among firms which engage in business combinations with, or financing of, development stage enterprises. There are many established management and financial consulting companies and venture capital firms which have significantly greater financial and personnel resources, technical expertise and experience than the Company. In view of our limited financial resources and management availability, we will likely be at a significant competitive disadvantage vis-a-vis our competitors.

<TOC>

11. Regulation & Taxes. The Investment Company Act of 1940, as amended, defines an "investment company" as an issuer which is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading of securities. While we do not intend to engage in such activities, we could become subject to regulation under the Investment Company Act of 1940, as amended in the event the Company obtains or continues to hold a minority interest in a number of development stage enterprises. The Company could be expected to incur significant registration and compliance costs if required to register under the Investment Company Act of 1940. Accordingly, management will continue to review our activities from time to time with a view toward reducing the likelihood that we could be classified as an "investment company." We intend to structure a merger or acquisition in such manner as to minimize Federal and State tax consequences to us and to any target company.

12. Possible Rule 144 Stock Sales. Many of our shares of our outstanding Common Stock are "restricted securities" and may be sold only in compliance with Rule 144 adopted under the Securities Act of 1933, as amended or other applicable exemptions from registration. In addition to the "unavailability provisions" of Rule 144(i), Rule 144 provides that a person holding restricted securities for a period of two years may thereafter sell in brokerage transactions, an amount not exceeding in any three month period the greater of either (i) 1% of the Company's outstanding Common Stock, or (ii) the average weekly trading volume during a period of four calendar weeks immediate preceding any sale. Persons who are not affiliated with the Company and who have held their restricted securities for at least three years are not subject to the volume limitation. Possible or actual sales of the Company's Common Stock by present shareholders under Rule 144 may have a depressive effect on the price of the Company's Common Stock in any market which may develop. However, since we are a "shell company" (as that term is defined in Rule 144(i)), any holder of our restricted common stock is not able to claim the exemption provided by Rule 144 to allow to utilize this exemption. Any person who acquires our common stock in any private placement should carefully review Rule 144(i) since any potential public resale may be limited or be deemed impossible in most circumstances.

13. Risks of Low Priced Stocks. Currently, our common stock is not trading in any market and there is no certain prospect that the Company's common stock will regain any trading in any organized market. In the past, the Company's common stock had only limited and sporadic trading in the so-called "pink sheets," and before that, on the "Electronic Bulletin Board." As a result and due to the absence of a market, a shareholder may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the Company's securities. In the absence of a security being quoted on NASDAQ, or the Company having $2,000,000 in net tangible assets, trading in the Common Stock is covered by Rule 3a51-1 promulgated under the Securities Exchange Act of 1934 for non-NASDAQ and non-exchange listed securities. Under such rule, broker/dealers who recommend such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse) must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale.

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

          Our securities are subject to the above rules on penny stocks and the market liquidity for the Company's securities could be severely affected by limiting the ability of broker/dealers to sell our securities.

Item 1B.  Unresolved Staff Comments

          None.

Item 2.  Description of Properties

          We utilize, at no cost, an address maintained by our President, Mr. Vernon Gunter, at 706 Orchid Drive, Unit D, Bakersfield, California 93308 at which we maintain our corporate records. The office is provided to us under an oral lease and may be terminated at any time. We also own .20 acres of land located in Indio, California. The land is within a residential mobile home park in Indio, California. Improvements to the property include city utilities, landscaping and a concrete pad to accommodate a mobile home. The land was acquired in exchange for our issuance of 180 shares of our Series D Preferred Stock.

Item 3.  Legal Proceedings

          We are not a party to any pending legal proceedings, and no such proceedings are known to be threatened or contemplated.

Item 4.  Submission of Matters to a Vote of Security Holders

          In March 2016 we filed our Information Statement on Schedule 14C DEF for the Forward Split of our Common Stock with the Securities and Exchange Commission and it has been distributed to our stockholders.

          Prior to the distribution of the Information Statement, the holders of a majority of the outstanding voting rights approved the sixty for one forward split of our Common Stock. The Record Date was later determined to be May 20, 2016.

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

2013
No Trading

2014
No Trading

2015
No Trading

          We have followed the policy of reinvesting earnings in the business and, consequently, we have not paid any cash dividends. At the present time, no change in this policy is under consideration by our Board of Directors. The payment of cash dividends in the future will be determined by the Board of Directors in light of conditions then existing, including our earnings, financial requirements and condition, opportunities for reinvesting earnings, business conditions and other factors. The number of shareholders of record of Common Stock on December 31, 2015 was approximately 737.

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

Results of Operations

Fiscal Year Ending December 31, 2015 and Fiscal Year Ending December 31, 2014

          Total Revenues for the year ended December 31, 2015 ("Fiscal 2015") were $1,766. The limited revenues reflected our limited business activity by us during Fiscal 2015. By comparison, during the fiscal year ending December 31, 2014 ("Fiscal 2014"), we had $205 in revenues. During Fiscal 204, we similarly had limited business activity except that we did acquire a parcel of .20 acres of land in October 2014. We continue to hold this land and we have not undertaken any business strategy with respect to this land.

          Administrative Expenses were $29,577 during Fiscal 2014 compared to $18,287 during Fiscal 2015. The decrease from Fiscal 2014 to Fiscal 2015 reflected management's actions and increased efforts to control costs and limit expenses while also preserving the existence of the Company and possible acquisition opportunities. At all times we have attempted to control costs for overhead, management, and other administrative costs to the lowest possible levels but we cannot assure that we will be successful in these efforts.

          On October 14, 2014, we acquired .20 acres of Land in Indio, California. The land was acquired from International Credit Bureau, Inc., a related party, in exchange for 180 shares of our newly-designated Series D Preferred Stock.

          During Fiscal 2014 and Fiscal 2015, we had interest expense of $7,886 and $8,592, respectively. This interest expense was due on the note issued to International Credit Bureau, Inc. ("ICBI") which the Company issued in payment of monies received from time to time from ICBI, a related party. We also had $0 in other expenses in Fiscal 2014 and Fiscal 2015. As a result, we recorded a Net Loss of $37,258 in Fiscal 2014 compared to a Net Loss of $37,258 in Fiscal 2015. Our Basic Loss Per Share in Fiscal 2014 was $0.69 compared to a Basic Loss Per Share of $0.47 in Fiscal 2015.

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

          Our existence is entirely tenuous and uncertain. Our management believes that we will likely require approximately $25,000 to $40,000 or more in financing per year to maintain our corporate existence and we have not received any indication that such funds are or will become available except that, currently, we have obtained and rely upon funding of $295,052 (as of December 31, 2015) from International Credit Bureau, Inc. ("ICBI") (a related party) under the terms of a promissory note that bears interest at 3%. The arrangement, the issuance of the 180 shares of our Series D Preferred Stock, and the Note issued to ICBI are transactions with a related party and there can be no assurance that we will continue to obtain funds from ICBI in the future. Further, we are aware that all transactions with any related party carry with them the possibility that the transaction may be viewed as unfair and the product of a conflict of interest. A conflict of interest arises whenever a party has an interest on both sides of a transaction. While we believe that the transactions with ICBI were undertaken on fair and reasonable terms - similar to that which the Company could obtain from an independent unrelated third party, there can be no assurance that the Company's transactions with ICBI were obtained on terms that were no more than that from an independent third party.

<TOC>

Impact of Inflation

          Inflation has not had a significant effect on the Company's operation during the three years ending December 31, 2015.

Recent Accounting Pronouncements

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded (as of December 31, 2015 and as a result of management's further review of these matters), that our disclosure controls and procedures were not effective because of the untimely filing of the management report on the internal controls. We have since taken steps to ensure that our disclosure controls and procedures will be effective in that we will be able to timely file the management report in all future filings with the Securities and Exchange Commission.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of December 31, 2015 our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

          None.

<TOC>

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

          The names and ages of the Directors and Executive Officers of the Company are as follows:

Name	Age	Position	Since
Vernon Gunter	74	Chairman, President, & CEO	07-14-2015

          The Directors serve until the next annual meeting of shareholders or until their successors are elected.

          Vernon Gunter was elected Chairman, President, CEO of the Company on July 14, 2015. Mr. Gunter is a registered California real estate broker and he has been in the real estate industry for over 30 years. Mr. Gunter was elected to serve upon the resignation of Ms. Lisa Norman who resigned due to health reasons.

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

          The Company is required to identify Covered Persons that the Company knows have failed to file or filed late Section 16(a) reports during the previous fiscal year. To the Company's knowledge, the following Covered Persons during the fiscal year ended December 31, 2015 failed to file on a timely basis reports required by Section 16(a) of the Exchange Act:

Name	Position	Number of Reports Not Filed on a Timely Basis (1)
Vernon Gunter	President, Chairman of the Board, CEO, CFO	Form 3; Form 5

(1) To the Company's knowledge in the fiscal year ended December 31, 2015.

No director of the Company is also currently a director of any company registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended or any company registered as an investment company under the Investment Company Act of 1940, as amended.

<TOC>

Item 11.  Executive Compensation

          The Company's Board of Directors has authorized the compensation of its officers with the following annual cash salaries:

SUMMARY COMPENSATION TABLE (1)

		Annual Compensation			Long-Term Compensation

Awards Payouts

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Other Annual Compen-sation ($) (e)*	Restricted Stock Awards (s) ($) (f)	Securities Underly-ing Options/ SARs (#) (g)	LTIP Payouts ($) (h)	All Other Compen-sation ($) (i)

Vernon Gunter Chairman, President, CEO, and CFO	2013 2014 2015	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	0 0 0	$0 $0 $0	$0 $0 $0

Footnote:

  1     Ms. Lisa Norman served as the Company's President, CEO, and Chairman during the 2013 and 2014 fiscal years and during the 2015 fiscal year until July 14, 2015. She did not receive any compensation for all said services during any of these years. No other compensation was paid, accrued or received by any of the Company's officers or directors for any of the years shown.

Compensation Discussion and Analysis

          The Company has not paid and has incurred no obligations for the payment of any compensation to its sole officer and director during the fiscal years ending December 31, 2013, 2014, and 2015.

Compensation of Non-Executive Directors

          Non-executive directors do not receive compensation but are reimbursed for their expenses for each meeting of the board that they attend.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information relating to the beneficial ownership of the Company common stock by those persons beneficially holding more than 5% of the Company's common stock, by the Company's directors and executive officers, and by all of the Company's directors and executive officers as a group as of December 31, 2015:

(1)	(2)	(3)	(4)
Title Of Class	Name And Address Of Beneficial Owner	Amount And Nature Of Beneficial Owner	Percent Of Class

Common Stock	Vernon Gunter 706 Orchid Drive, Unit D Bakersfield, CA 93308	0	0%

Officers and Directors as a group (1 person)		0	0%

Common Stock	International Credit Bureau, Inc. 706 Orchid Drive, Unit D Bakersfield, CA 93308	42,356	70.59%

<TOC>

Item 13.  Certain Relationships and Related Transactions

          The Company entered in an agreement with International Credit Bureau, Inc. ("ICBI"), a company owned and controlled by a relative of Lisa Norman, the Company's former Chairman, President, CEO, and Treasurer. Under the terms of the Agreement, the Company borrowed an aggregate of $295,052 as of December 31, 2015 as a promissory note issued to International Credit Bureau, Inc. (a related party). The interest rate on the note is 3% and the note allows the Company to borrow funds, from time to time, to increase the principal amount of the note, as the parties mutually agree.

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

Audit Fees

KLJ and Associates, LLP is expected to bill approximately $4,000 for the audit of our 2015 annual financial statements. For the fiscal years ended December 31, 2014, PLS CPA LLP Chang G. Park billed $6,400 for the audit of our annual financial statements and review of our Form 10-Q filings.

Audit-Related Fees

There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under "Audit Fees" for fiscal years 2014 and 2015.

Tax Fees

There were no fees billed for tax compliance, tax advice, and tax planning services for the fiscal years ended December 31, 2014 and 2015.

All Other Fees

There were no fees billed for other services for the fiscal years ended December 31, 2014 and 2015.

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

(Registrant:) INSULCRETE, INC.

/s/ Vernon Gunter Vernon Gunter President, Chief Executive Officer & Chairman of the Board	Date: August 4, 2016

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Vernon Gunter Vernon Gunter President, Chief Executive Officer and Chairman of the Board	Date: August 4, 2016

<TOC>

KLJ
& Associates, LLP
CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Insulcrete, Inc.

We have audited the accompanying balance sheet of Insulcrete, Inc. (the "Company") as of December 31, 2015 , and the related statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2015. Insulcrete, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Insulcrete, Inc. as of December 31, 2015 and for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements the Company has limited working capital. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 4. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ KLJ & Associates, LLP

KLJ & Associates, LLP
Edina, MN

August 1, 2016

5201Eden Avenue
Suite 300
Edina, MN 55436
630.277.2330

PLS CPA, A PROFESSIONAL CORP.
t 4725 MERCURY STREET #210 t SAN DIEGO t CALIFORNIA 92111t
t TELEPHONE (858) 722-5953 t FAX (858) 761-0341 t FAX (858) 433-2979
t E-MAIL changgpark@gmail.com t

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Insulcrete, Inc.

We have audited the accompanying balance sheet of Insulcrete, Inc. (the "Company") as of December 31, 2014, the related statements of operations, changes in shareholders' deficit and cash flows for the year ended 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Insulcrete Inc. as of December 31, 2014, the result of its operations and its cash flows for the period from the year ended December 31, 2014 conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  PLS CPA
PLS CPA, A Professional Corp.

April 15, 2015
San Diego, CA. 92111

Registered with the Public Company Accounting Oversight Board

<TOC>

INSULCRETE, INC. Balance Sheets

	As of December 31, 2015	As of December 31, 2014

ASSETS
Current Assets
Cash	$2,212	$146

Total Current Assets	2,212	146

Long-Term Assets
Land	180,000	180,000

Total Long-Term Assets	180,000	180,000

TOTAL ASSETS	$182,212	$180,146

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$4,500	$2,913
Note Payable - related party	295,052	278,052
Accrued Interest Payable	50,639	42,048

Total Current Liabilities	350,191	323,013

Long-Term Liabilities	-	-

Total Long-Term Liabilities	-	-

TOTAL LIABILITIES	350,191	323,013

Stockholders' Equity (Deficit)
Preferred stock, ($.01 par value, 5,000,000 shares authorized;
Series B - 334,000 shares issued and outstanding as of December 31, 2015 and December 31, 2014.	3,340	3,340
Series D - 180 shares issued and outstanding as of December 31, 2015 and December 31, 2014.)	2	2
Common stock ($.01 par value, 100,000,000 shares authorized;
54,000 shares issued and outstanding as of December 31, 2015 and December 31, 2013)	540	540
Additional paid-in capital	384,080	384,080
Acumulated deficit	(555,942)	(530,829)

Total Stockholders' Equity (Deficit)	(167,980)	(142,867)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$182,212	$180,146

See Notes to Financial Statements

INSULCRETE, INC. Statements of Operations

	Year Ended December 31,
	2015	2014

Revenues
Revenues	$1,766	$205

Total Revenues	1,766	205

Operating Costs
Administrative Expenses	18,287	29,577

Total Operating Costs	18,287	29,577

Income (loss) from Operations	(16,521)	(29,372)

Other Income & (Expenses)
Other income	-	-
Interest (expense)	(8,592)	(7,886)

Total Other Income & (Expenses)	(8,592)	(7,886)

Net Loss	$(25,113)	$(37,258)

Basic loss per share	$(0.47)	$(0.69)

Weighted average number of common shares outstanding	54,000	54,000

See Notes to Financial Statements

INSULCRETE, INC. Statement of Changes in Stockholders' Equity (Deficit)

	Preferred Stock	Preferred Stock Amount	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance, December 31, 2013	334,000	$3,340	54,000	$540	$204,082	$(493,571)	$(285,609)

Preferred Stock series D issued for Land	180	2			179,998		180,000

Net Loss, December 31, 2014						(37,258)	(37,258)

Balance, December 31, 2014	334,180	$3,342	54,000	$540	$384,080	$(530,829)	$(142,867)

Net Loss, December 31, 2015						(25,113)	(25,113)

Balance, December 31, 2015	334,180	$3,342	54,000	$540	$384,080	$(555,942)	$(167,980)

See Notes to Financial Statements

INSULCRETE, INC. Statements of Cash Flows

	Year Ended December 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(25,113)	$(37,258)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Common stock issued for bonus	-	-
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	1,588	1,713
Increase (decrease) in interest payable	8,591	7,886
Decrease (increase) in prepaid expenses	-	1,600

Net cash provided by (used in) operating activities	(14,934)	(26,060)

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease (increase) Real Estate	-	-

Net cash provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-
Proceeds from issuance of preferred stock	-	-
Note payable - related party	17,000	25,400

Net cash provided by (used in) financing activities	17,000	25,400

Net increase (decrease) in cash	2,067	(660)

Cash at beginning of year	146	805

Cash at end of year	$2,212	$146

Interest paid	$-	$-

Income taxes paid	$-	$-

Non-cash transactions affecting Operating, Investing and Financing activities

Preferred Stock series D issued for Land	$-	$180,000

See Notes to Financial Statements

INSULCRETE, INC.
Notes to Financial Statements
As of December 31, 2015 and 2014

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

h. Fixed Assets:

Fixed Assets are recorded at their cost of acquisition. The Company's fixed assets include .20 acres of improved land with an appraised value of $180,000. The property was acquired from a related party on October 14, 2014 in exchange for 180 shares of the Company's Series D Preferred Stock. Improvements include a concrete pad, minimal landscaping and city utilities to accommodate a mobile home. The property is located at 80501 Avenue 48 #59, Indio, California 92201.

Except as described above, office facilities, furniture, equipment and supplies are provided without cost by the Company's principal shareholder.

i. New Accounting Pronouncements:

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

NOTE 4. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $555,942 during the period from May 3, 1988 (inception) to December 31, 2015. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

NOTE 5 LAND
	December 31, 2015	December 31, 2014

Land	180,000	180,000

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

As of December 31, 2015 the Company has a note payable due to ICBC in the amount of $295,092. This is an unsecured loan with an interest rate of 3%. Total interest recorded for the period ended December 31, 2015 was $8,592. As of December 31, 2015 accrued interest expense is $50,639.

NOTE 7. INCOME TAXES

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

	As of December 31, 2015	As of December 31, 2014

Deferred tax assets:
Net operating tax carryforwards	$ 187,372	$ 178,834
Other	-0-	-0-

Gross deferred tax assets	187,372	178,834
Valuation allowance	(187,372)	(178,834)

Net deferred tax assets	$-0-	$-0-

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

NOTE 10. SUBSEQUENT EVENTS

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent event(s) to be disclosed.