Form 10-Q
period 2016-03-31
Insulcrete, Inc.
filed 2016-08-26
CIK 841360

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

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
Yes [ ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
On March 31, 2016, 54,000 shares of the issuer's common stock were outstanding.

<Table of Contents>	1

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

MATTER OF FORWARD-LOOKING STATEMENTS

THIS FORM 10-Q CONTAINS "FORWARD-LOOKING STATEMENTS" THAT CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING WORDS SUCH AS "BELIEVES," "EXPECTS," "MAY," "WILL," "SHOULD," OR "ANTICIPATES," OR THE NEGATIVE OF THESE WORDS OR OTHER VARIATIONS OF THESE WORDS OR COMPARABLE WORDS, OR BY DISCUSSIONS OF PLANS OR STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. MANAGEMENT WISHES TO CAUTION THE READER THAT THESE FORWARD-LOOKING STATEMENTS, INCLUDING, BUT NOT LIMITED TO, STATEMENTS REGARDING THE COMPANY'S MARKETING PLANS, GOALS, COMPETITIVE AND TECHNOLOGY TRENDS AND OTHER MATTERS THAT ARE NOT HISTORICAL FACTS ARE ONLY PREDICTIONS. NO ASSURANCES CAN BE GIVEN THAT SUCH PREDICTIONS WILL PROVE CORRECT OR THAT THE ANTICIPATED FUTURE RESULTS WILL BE ACHIEVED. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY EITHER BECAUSE ONE OR MORE PREDICTIONS PROVE TO BE ERRONEOUS OR AS A RESULT OF OTHER RISKS FACING THE COMPANY. FORWARD-LOOKING STATEMENTS SHOULD BE READ IN LIGHT OF THE CAUTIONARY STATEMENTS AND IMPORTANT FACTORS DESCRIBED IN THIS FORM 10-QSB FOR INSULCRETE, INC., INCLUDING, BUT NOT LIMITED TO "THE FACTORS THAT MAY AFFECT FUTURE RESULTS" SHOWN AS ITEM 1A AND IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. THE RISKS INCLUDE, BUT ARE NOT LIMITED TO, THE RISKS ASSOCIATED WITH AN INSOLVENT EARLY-STAGE COMPANY THAT HAS ONLY A LIMITED HISTORY OF OPERATIONS, THE COMPARATIVELY LIMITED FINANCIAL AND MANAGERIAL RESOURCES OF THE COMPANY, THE INTENSE COMPETITION THE COMPANY FACES FROM OTHER ESTABLISHED COMPETITORS, TECHNOLOGICAL CHANGES THAT MAY LIMIT THE ABILITY OF THE COMPANY TO MARKET AND SELL ITS PRODUCTS AND SERVICES OR ADVERSELY IMPACT THE PRICING OF THESE PRODUCTS AND SERVICES, AND MANAGEMENT THAT HAS ONLY LIMITED EXPERIENCE IN DEVELOPING SYSTEMS AND MANAGEMENT PRACTICES. ANY ONE OR MORE OF THESE OR OTHER RISKS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FUTURE RESULTS INDICATED, EXPRESSED, OR IMPLIED IN SUCH FORWARD-LOOKING STATEMENTS. WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT TO REFLECT EVENTS, CIRCUMSTANCES, OR NEW INFORMATION AFTER THE DATE OF THIS FORM 10-Q OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED OR OTHER SUBSEQUENT EVENTS.

Item 1.  Financial Statements

          See F-1

<Table of Contents>	2

INSULCRETE, INC. Balance Sheets (Unaudited)

	As of March 31, 2016	As of December 31, 2015

ASSETS

Current Assets
Cash	$246	$2,212
Prepaid Expense	-	-

Total Current Assets	246	2,212

Land	180,000	180,000

TOTAL ASSETS	$180,246	$182,212

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	$5,500	$4,500
Note Payable - Related Party	295,052	295,052
Accrued Interest Payable	52,853	50,639

Total Current Liabilities	353,405	350,191

Long-Term Liabilities

Total Long-Term Liabilities	-	-

TOTAL LIABILITIES	353,405	350,191

Stockholders' Equity (Deficit)
Preferred stock, ($.01 par value, 5,000,000 shares authorized;
Series B - 334,000 shares issued and outstanding as of March 31, 2016 and December 31, 2015	3,340	3,340
Series D - 180 shares issued and outstanding as of March 31, 2016 and December 31, 2015)	2	2
Common stock ($.01 par value, 100,000,000 shares authorized;
54,000 shares issued and outstanding as of March 31, 2016 and December 31, 2015)	540	540
Additional paid-in capital	384,080	384,080
Accumulated Deficit	(561,121)	(555,942)

Total Stockholders' Equity (Deficit)	(173,159)	(167,980)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$180,246	$182,212

See Notes to Financial Statements.

<Table of Contents>	3

INSULCRETE, INC. Statements of Operations (Unaudited)

	Three Months Ended

	March 31, 2016	March 31, 2015

Revenues
Revenues	$-	$-

Total Revenues	-	-

Operating Costs
Administrative Expenses	2,967	3,913

Total Operating Costs	2,967	3,913

Other Income & (Expenses)
Other income	-	-
Interest (expense)	(2,214)	(2,062)

Total Other Income & (Expenses)	(2,214)	(2,062)

Net Loss	$(5,180)	$(5,975)

Basic loss per share	$(0.10)	$(0.11)

Weighted average number of common shares outstanding	54,000	54,000

See Notes to Financial Statements.

<Table of Contents>	4

INSULCRETE, INC. Statements of Cash Flows (Unaudited)

	Three Months Ended

	March 31, 2016	March 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(5,180)	$(5,975)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Common stock issued for bonus	-	-
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	-	1,600
Increase (decrease) in accounts payable	1,000	(500)
Increase (decrease) in interest payable	2,214	2,062

Net cash provided by (used in) operating activities	(1,967)	(1,189)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-
Proceeds from issuance of preferred stock	-	-
Note payable - related party	-	6,500

Net cash provided by (used in) financing activities	-	6,500

Net increase (decrease) in cash	(1,967)	2,087

Cash at beginning of period	2,212	146

Cash at end of period	$246	$2,233

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-	$-

Income taxes paid	$-	$-

Non-cash transactions affecting Operating, Investing and Financing activities
Preferred Stock series D issued for Land	$-	$180,000

See Notes to Financial Statements.

<Table of Contents>	5

INSULCRETE, INC.
Notes to Condensed Unaudited Financial Statements
As of March 31, 2016

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

NOTE 4.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $561,121 during the period from May 3, 1988 (inception) to March 31, 2016. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

<Table of Contents>	7

NOTE 5.  LAND

	March 31, 2016	March 31, 2015

Land	$ 180 000	$ 180 000

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

As of March 31, 2016 the Company has a note payable due to ICBC in the amount of $295,052. This is an unsecured loan with an interest rate of 3%. Total interest recorded for the period ended March 31, 2016 was $2,214. As of March 31, 2016 accrued interest expense is $52,853.

NOTE 7.  INCOME TAXES

	As of March 31, 2016	As of March 31, 2015

Deferred tax assets:
Net operating tax carryforwards	$ 189,133	$ 180,865
Other	-0-	-0-

Gross deferred tax assets	189,133	180,865
Valuation allowance	(189,133)	(180,865)

Net deferred tax assets	$ -0-	$ -0-

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

We are an insolvent since our Total Current Liabilities exceeds our Total Current Assets. We may be perceived as a "shell company" (as that latter term is defined in Rule 144(i) of the Securities Act of 1933, as amended) although we do own a parcel of real estate that we acquired in November 2014.

Although we acquired the real estate in November 2014, we remain a company of meager resources. Our past history, limited managerial and financial resources, among several other factors, limit the opportunities that we may discover or otherwise pursue. Currently our common stock does not trade in any known stock market and it has not traded in any such market for many years.

Some may view our modest financial profile and conclude that we are a "shell company." In that event, persons who hold our common stock may encounter additional problems in connection with any re-sale of any shares of our common stock. For as long as the Company remains or is perceived to be a "shell company," all stockholders of the Company will likely continue to encounter difficulties in selling their shares. If the Company were deemed a "shell company" then such stockholders would not be able to use or claim the exemption provided by Rule 144. In effect, that means that stockholders will not have an effective ability to undertake any public re-sale of any of the Company's common stock pursuant to that exemption.

Further, we do not currently have a trading symbol and we may not have any eligibility with the Depository Trust Company. In that event, it may be difficult for us to regain tradability in our common stock in any market.

Finally, we are insolvent in that we have, as of March 31, 2016, only $180,246 in Total Assets versus $354,405 in Total Liabilities. As a result, we are exposed to a clear risk of bankruptcy and all of the consequences associated with bankruptcy.

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

The change in our name to Insulcrete, Inc. was undertaken in anticipation that we may undertake efforts to become active in the residential housing industry. Not until November of 2014 did we acquire a parcel of real estate but we may, if circumstances and market conditions allow, explore other possible opportunities in this area.

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

Stockholders' Action of 2016

Earlier this year we filed Schedule 14C with the Commission. As reported in the Schedule 14C:
(A)

The holders of a majority of the outstanding shares of our Common Stock approved the 60 for one forward split of our Common Stock (with all fractional shares rounded up) (the "Forward Split"). Our Board of Directors has set the Record Date as May 20, 2016.

While we are not aware of any trading market for our Common Stock, we believe that the Forward Split may, if circumstances allow, provide us with greater financial flexibility.

Three Month Periods Ended March 31, 2016 and March 31, 2015

During the first three months ending March 31, 2016, ("First Quarter 2016"), we recorded no sales revenues. During this period we had no business or operations. Similarly, during the first three months ending March 31, 2015 ("First Quarter 2015"), we recorded no sales revenues and again during First Quarter 2015, we had no business, assets, or operations.

During the First Quarter 2016, we did record $2,967 as administrative expense - these were expenses related to the maintenance of the Company's corporate charter, accounting, administrative, preparation of filings with the U.S. Securities and Exchange Commission, and related expenses. By comparison, during the First Quarter 2015, we incurred $3,913 as administrative expenses. The higher level of general and administrative expenses during the First Quarter 2015 was primarily due to additional efforts that we took to attend to our files, books, records, and the preparation and filing of our periodic reports for the current quarter and related administrative expenses.

During the First Quarter 2016, we had Interest Expense of $2,213. By comparison, during the First Quarter 2015, we had Interest Expense of $2,062. The interest expense during both periods was incurred as a result of a promissory note issued to International Credit Bureau, Inc., a related party. This note bears interest at 3%.

As a result, we had a Net Loss of $5,180 during the First Quarter 2016 compared to a Net Loss of $5,975 during the First Quarter 2015.

On a per share basis, the Net Loss per Basic Share during the First Quarter 2016 was $0.10 compared to First Quarter 2015 when the Net Loss Per Basic Share was $0.11.

During both periods we had 54,000 shares of our Common Stock outstanding (since the Record Date for the Forward Split was May 20, 2016.

Liquidity and Capital Resources

We have no real liquidity and no apparent source of financing apart from the arrangement that we have established with ICBI. We currently owe ICBI an aggregate of $295,052 as of March 31, 2016. On a going-forward basis, the Company anticipates that it will need between $18,000 to $28,000 or more annually merely to maintain the Company's existence and to pay the expenses and costs that it incurs to ensure that the Company can remain a corporate enterprise with all of the attendant responsibilities, filings, and associated documentation. For these and other reasons, our management recognizes the adverse difficulties and continuing challenges we face. Apart from the limited assurances that we have received from ICBI, there can be no assurance that we will receive any additional or future financing or funding from any source or if any financing should be obtained, that existing shareholders will not incur substantial, immediate, and permanent dilution of their existing investment.

Further, there can be no assurance that we will be successful in obtaining any additional financing, or if we receive any additional financing, that any such financing can be obtained on terms that may be deemed reasonable given our current dire financial condition.

<Table of Contents>	12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company's perceived status as a "shell company" and its securities are subject to a number of substantial risks, including those described below. If any of these or other risks actually occur, the Company's business, financial condition and operating results, as well as the value of our common stock could be materially adversely affected. No attempt has been made to rank these risks in the order of their likelihood or potential harm. In addition to those general risks enumerated elsewhere in the document, any purchaser of the Company's common stock should also consider the following risk factors:

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

1. Continued Operating Losses & Status as an Insolvent Company. We incurred additional losses and negative cash flow during the twelve months ending December 31, 2015 and we likely will continue to incur losses and negative cash flow for the foreseeable future. There is no assurance that our operations (if any are ever established) will be successful or that we will be profitable or achieve positive cash flow in the future. At present, our Total Liabilities exceed our Total Assets. As a result we are insolvent.

2. Absence of Assets, Business, Operations & Extraordinary Uncertainties. Except for the parcel of real estate, we have no meaningful assets, business or operations and there can be no assurance that we will regain or acquire any new assets in the future. While we may later search for other ventures, our ability to undertake any such future venture will likely be severely limited and there can be no assurance that we will ever acquire any other business venture or if such a venture is acquired, that any such venture can be acquired on any reasonable terms in light of our current financial circumstances.

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

4. Auditor's Opinion: Going Concern. Except for the explanatory paragraph included in the firm's report on the financial statements for the year ended December 31, 2015, relating to the substantial doubt existing about the Company's ability to continue as a going concern, the audit report did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2016, that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Based on this assessment, management has concluded that as of December 31, 2015, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

<Table of Contents>	14

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

Status as an insolvent "Shell Company" and Uncertain Future Prospects

We are insolvent and some may perceive us as a "shell company" within the meaning of Rule 12b-2 of the Securities Exchange Act of 1934 and within the meaning of Rule 144(i) of the 1933 Act. As a result, we and our stockholders are burdened by several disabilities imposed on companies that do not currently possess an operating business. While we continue to look at potential business and investment opportunities, we can not assure you that we will be successful in identifying any suitable business opportunities or, if we identify them, that we can successfully negotiate a transaction that will be beneficial to our stockholders.

Absence of Trading Market for Our Common Stock

Our Common Stock does not trade in any market and there is no certain prospect that our Common Stock will ever achieve tradability on any stock market at any time in the near future. Although our Common Stock is a security that is registered under Section 12(g) of the Securities Exchange Act of 1934, as amended and we are obligated to fulfill certain obligations thereby, some may view us as a "shell company" and, as result, we will not likely have the ability to gain tradability for our common stock until we acquire or develop a business with assets and operations that will allow us to no longer meet the definition of a "shell company." Further, we cannot assure you that we have retained DTC eligibility or that we have retained our treading symbol. We also have not completed certain filings with the Financial Industry Regulatory Authority (FINRA) that are required whenever a public company seeks to effect a reverse stock split. Moreover, since our Common Stock has not traded in any market, we believe that any efforts to resurrect the Company and revive a trading market in our common stock will be subject to our ability to successfully complete certain filings with FINRA and others. We cannot assure you that we will be successful.

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

Need to Complete Filings with FINRA

As discussed above, we completed a reverse stock split in 2009 and the Forward Stock Split in May 2016 (see discussion above). However, we have not completed certain additional necessary filings required by the Financial Industry Regulatory Authority (FINRA) and certain other filings. Unless or until those and other related filings and other actions are completed, we do not anticipate that any trading in our Common Stock can or will be allowed in any market.

<Table of Contents>	15

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

The holders of a majority of our outstanding voting rights approved the Sixty (60) for One (1) forward split of our Common Stock (the "Forward Stock Split") and the Record Date for the Forward Split was May 20, 2016.

Item 5.  Other Information

None.

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

On May 20, 2016 we filed Form 8-K with the Commission wherein we announced the Record Date for the Forward Stock Split.

31.1  Certification
31.2  Certification

32.1  Certification
32.2  Certification

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the three months ended March 31, 2016.

<Table of Contents>	16

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Registrant: Insulcrete, Inc.

Date: August 25, 2016

/s/ Vernon Gunter Vernon Gunter President, Chief Executive Officer Chief Financial Officer

<Table of Contents>	17