Form 10-Q
period 2016-06-30
Insulcrete, Inc.
filed 2016-10-05
CIK 841360

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

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
On June 30, 2016, 54,000 shares of the issuer's common stock were outstanding.

Insulcrete, Inc.

TABLE OF CONTENTS

		Page Number

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Balance Sheets June 30, 2016 (unaudited) and December 31, 2015	F 1

Condensed Statements of Operations (unaudited)
   Three Months Ended June 30, 2016 (unaudited)
   and Three Months Ended June 30, 2015 (unaudited)
   and Six Months Ended June 30, 2016 (unaudited)
   and Six Months Ended June 30, 2015

		F 2
	Condensed Statements of Cash Flows (unaudited) Six Months Ended June 30, 2016 and June 30, 2015	F 3
	Notes to Condensed Financial Statements (unaudited)	F 4
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14
Item 4.	Controls and Procedures	15

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	17
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3.	Defaults Upon Senior Securities	18
Item 4.	[Not Applicable]	18
Item 5.	Other Information	18
Item 6.	Exhibits and Reports on Form 8-K	18

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
&Associates, LLP
CERTIFIED PUBLIC ACCOUNTANTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Insulcrete, Inc.

We have reviewed the accompanying balance sheet of Insulcrete, Inc. as of June 30, 2016, and the related statements of operations, and cash flows for the three and six months ended June 30, 2016 and 2015. These financial statements are the responsibility of the Company's management.

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

/s/ KLJ & Associates LLP
KLJ & Associates, LLP
October 4, 2016
Edina, MN

5201Eden Avenue
Suite 300
Edina, Minnesota 55436
630.277.2330

INSULCRETE, INC. Condensed Balance Sheets (unaudited)

	As of June 30, 2016	As of December 31, 2015

ASSETS

Current Assets
Cash	$1,097	$2,212
Prepaid Expense	-	-

Total Current Assets	1,097	2,212

Real Estate	180,000	180,000

TOTAL ASSETS	$181,097	$182,212

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	$6,500	$4,500
Note Payable - related party	297,252	295,052
Accrued Interest Payable	55,070	50,639

Total Current Liabilities	358,823	350,191

Long-Term Liabilities	-	-

Total Long-Term Liabilities	-	-

TOTAL LIABILITIES	358,823	350,191

Stockholders' Equity (Deficit)
Preferred stock, ($.01 par value, 5,000,000 shares authorized;	3,340	3,340
Series B - 334,000 shares issued and outstanding as of June 30, 2016 and December 31, 2015)
Series D - 180 shares issued and outstanding as of June 30, 2016 and December 31, 2015)	2	2

Common stock	540	540
($.01 par value, 100,000,000 shares authorized; 54,000 shares issued and outstanding as of June 30, 2016 and December 31, 2015)
Additional paid-in capital	384,080	384,080
Accumulated Deficit	(565,688)	(555,942)

Total Stockholders' Equity (Deficit)	(177,726)	(167,980)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$181,097	$182,212

See Notes to Financial Statements.

INSULCRETE, INC. Condensed Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended

	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Revenues
Revenues	$914	$1,563	914	$1,563

Total Revenues	914	1,563	914	1,563

Operating Costs
Administrative Expenses	3,263	6,500	6,230	(10,413)

Total Operating Costs	3,263	6,500	6,230	(10,413)

Other Income & (Expenses)
Other income	-	-	-	-
Interest (expense)	(2,218)	(2,135)	(4,431)	(4,197)

Total Other Income & (Expenses)	(2,218)	(2,135)	(4,431)	(4,197)

Net Loss	$(4,567)	$(7,072)	(9,747)	$(13,047)

Basic loss per share	$(0.08)	$(0.13)	(0.18)	$(0.24)

Weighted average number of common shares outstanding	54,000	54,000	54,000	54,000

See Notes to Financial Statements.

INSULCRETE, INC. Condensed Statements of Cash Flows (Unaudited)

	Six Months Ended

	June 30, 2016	June 30, 2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(9,747)	$(13,047)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expense	-	-
Increase (decrease) in accounts payable	2,000	4,313
Increase (decrease) in accrued interest payable	4,432	4,197

Net cash provided by (used in) operating activities	(3,315)	(4,537)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Note payable - related party	2,200	8,500

Net cash provided by (used in) financing activities	2,200	8,500

Net increase (decrease) in cash	(1,115)	3,963

Cash at beginning of period	2,212	146

Cash at end of period	$1,097	$4,109

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$-	$-

Income taxes paid	$-	$-

See Notes to Financial Statements.

INSULCRETE, INC.
Notes to Condensed Financial Statements (unaudited)
As of June 30, 2016

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

b. Interim Financial Statements

The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, refer to the financial statements and footnotes thereto included in our Form 10-K Report for the fiscal year ended December 31, 2015.

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

INSULCRETE, INC.
Notes to Condensed Financial Statements (unaudited)
As of June 30, 2016

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

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying condensed financial statements.

INSULCRETE, INC.
Notes to Condensed Financial Statements (unaudited)
As of June 30, 2016

NOTE 3.  WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common.

NOTE 4.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $565,688 during the period from May 3, 1988 (inception) to June 30, 2016. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

NOTE 5.  LAND

	June 30, 2016	June 30, 2015

Land	180,000	180,000

Land acquired per NOTE 6 consists of a .20 acre lot in a residential mobile home park in Indio, California. Improvements to the property include city utilities, landscaping and a concrete pad to accommodate a mobile home. The Land was acquired in exchange for the Company's issuance of 180 shares of our newly designated Series D Preferred Stock.

INSULCRETE, INC.
Notes to Condensed Financial Statements (unaudited)
As of June 30, 2016

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

As of June 30, 2016 the Company has a note payable due to ICBC in the amount of $297,252. This is an unsecured loan with an interest rate of 3%. Total interest recorded for the period ended June 30, 2016 was $4,431. As of June 30, 2016 accrued interest expense is $55,070.

NOTE 7.  INCOME TAXES

As of June 30, 2016

Deferred tax assets:
Net operating tax carryforwards	$ 190,686
Other	-0-

Gross deferred tax assets	190,686
Valuation allowance	(190,686)

Net deferred tax assets	$ -0-

Realization of deferred tax assets is dependent upon sufficient future taxable income uring the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

INSULCRETE, INC.
Notes to Condensed Financial Statements (unaudited)
As of June 30, 2016

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

INSULCRETE, INC.
Notes to Condensed Financial Statements (unaudited)
As of June 30, 2016

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

Six Month Periods Ended June 30, 2016 and June 30, 2015

During the first six months ending June 30, 2016 ("First Six Months 2016"), we recorded $914 in Revenues compared to the first six months ending June 30, 2015 (the "First Six Months 2015") where we recorded $1,563 in Revenues. The decrease in Revenues may be temporary and we are not aware of any developments that suggest that the increase or the Revenues themselves will continue. During this period our business was limited to revenues received from our parcel of real estate located in Indio, California that we acquired in November 2014.

During the First Six Months 2016, we recorded $6,230 of Administrative Expenses - these were expenses related to the maintenance of the Company's corporate charter, accounting, administrative, legal, filing, and related expenses. By comparison, during the First Six Months 2015, we incurred $10,413 as general and administrative expenses. The significantly higher level of general and administrative expenses during the First Six Months 2015 was primarily due to the additional efforts that we took to complete a review of its corporate books and records, further review of our filings with the U.S. Securities and Exchange Commission and otherwise attend to its corporate affairs. The increase was also due to additional expenses incurred to ensure our compliance with Delaware law and the obligations we have as a public company.

During the First Six Months 2016 we had Interest Expense of $4,431. By comparison, during the First Six Months of 2015 we had Interest Expense of $4,197. All said Interest Expense incurred on a note issued to International Credit Bureau, Inc. ("ICBI") which bears interest at 3%. ICBI is a related party.

had a Net Loss of $9,747 during the First Six Months 2016 compared to a Net Loss of $13,047 during the First Six Months 2015. The Company recognizes that this is a 25.29% decrease in our Net Loss and we are not in a position to know if our Net Loss will continue to decrease further or, if it does, that will decrease at a higher or lower rate in the future.

On a per share basis, the Net Loss during the First Six Months 2016 was $0.18 compared to First Six Months 2015 when the Net Loss Per Common Share was $0.24.

Second Quarter Ending June 30, 2016 versus Second Quarter Ending June 30, 2015

During the three months ending June 30, 2016 ("Second Quarter 2016"), we recorded $914 in Revenues compared to $1,563 in Revenues for the three months ending June 30, 2015 ("Second Quarter 2015") where we recorded $1,563 in Revenues. The decrease in Revenues may be temporary and we are not aware of any developments that suggest that the increase or the Revenues themselves will continue.

We did incur $3,263 in administrative expenses in the Second Quarter 2016 compared to $6,500 in administrative expenses during the Second Quarter 2015. The decrease in administrative expenses during the Second Quarter 2016 compared to Second Quarter 2015 was due largely to our efforts to control expenses.

During the Second Quarter 2016, we recorded $2,218 as Interest Expense on the Note issued to International Credit Bureau, Inc., a related party ("ICBI"), while during the Second Quarter 2015, we recorded $2,135 as Interest Expense. No other income or expense was recorded during either of these periods.

As a result, we recorded a Net Loss of $4,567 during the Second Quarter 2016 compared to a Net Loss of $7,072 during the Second Quarter 2015. This resulted, during each period, of a Basic Loss Per Share of $0.08 for Second Quarter 2016 and a Basic Loss Per Share of $0.13 during Second Quarter 2015.

Liquidity and Capital Resources

The Company has no real liquidity and no apparent source of financing apart from the arrangement that it has established with ICBI. As of June 30, 2016, we had an outstanding balance due ICBI of $297,252. ICBI is a related party.

On a going-forward basis, we anticipate that we may need between $18,000 to $25,000 or more annually merely to maintain our corporate existence and pay the expenses and costs that we likely will incur to ensure that we can remain a corporate enterprise with all of our attendant responsibilities, filings, and associated documentation. For these and other reasons, our management recognizes the adverse difficulties and continuing severe challenges we face. Apart from the limited assurances that the Company has received from ICBI, there can be no assurance that the Company will receive any financing or funding from any source or if any financing should be obtained, that existing shareholders will not incur substantial, immediate, and permanent dilution of their existing investment.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

In November 2014 we acquired a parcel of real estate then valued at $180,000.00. Nonetheless we may be deemed a "shell company" and our securities are subject to a number of substantial risks, including those described below. If any of these or other risks actually occur, the Company's business, financial condition and operating results, as well as the value of our common stock could be materially adversely affected. No attempt has been made to rank these risks in the order of their likelihood or potential harm. In addition to those general risks enumerated elsewhere in the document, any purchaser of the Company's common stock should also consider the following risk factors:

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

1.  Continued Operating Losses & Insolvency.  We incurred additional losses and negative cash flow during the twelve months ending December 31, 2015. There is no assurance that our operations (if we ever have any) will be successful or that we will be profitable or achieve positive cash flow in the future. We are insolvent since our Total Liabilities exceed our Total Assets. As a result, we do not have sufficient funds to pay our creditors and we face a clear risk of bankruptcy.

2.  Limited Assets, Business, Operations & Extraordinary Uncertainties.  Except for the parcel of real estate that we acquired in November 2014, we have no other assets, business or operations and there can be no assurance that we will regain or acquire any new assets in the future. While we may later search for other ventures, our ability to undertake any such future venture will likely be severely limited and there can be no assurance that we will ever acquire any other business venture or if such a venture is acquired, that any such venture can be acquired on any reasonable terms in light of our current or then-existing financial circumstances.

3.  Limited Business, Limited Equity, No Working Capital & Severe Need for Additional Financing.  Except for the Land that we acquired in November 2014 which was valued at $180,000, we have no other business, only a limited amount of equity, and no operations. If we are to develop or acquire any new business, we will need to obtain significant additional equity or debt financing on reasonable terms. There can be no guarantee that we will be successful in obtaining any such financing or if it is obtained, that stockholders will not lose all of their investment. If we do obtain any new capital, we anticipate that our stockholders will likely incur significant and immediate dilution.

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

5.  Subordinate to Existing and Future Debt & "Blank Check" Preferred Stock.  All of the Common Stock is subordinate to the claims of the Company's existing and future creditors and the existing and future holders of the Company's preferred stock. Our Certificate of Incorporation grants our Board of Directors "blank check" authority in that it can issue shares of our Preferred Stock in one or more series each with such rights and privileges as our Board of Directors determines and do so without obtaining the consent of our common stockholders.

6.  Other Factors Cited in Form 10-KSB As Previously Filed.  The Company faces many risks and uncertainties. These also include those risks and uncertainties recited in the Company's most recent Form 10-K. Any investor who purchases the Company's Common Stock should be prepared to lose their entire investment. And as a small public company, we face significant and continuing challenges in meeting our regulatory obligations.

7.  Failure to Complete Certain Filings with FINRA & Other Actions.  We are delinquent in meeting our obligations to complete certain filings with the Financial Industry Regulatory Authority (FINRA). If we are ever to regain trading privileges for our Common Stock and otherwise allow our stockholders to buy or sell our stock, we will need to complete these filings and otherwise also undertake certain other actions. We cannot assure if we will be successful in any of these efforts.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2015, that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

          None.

Item 1A.  Risk Factors

Status as a "Shell Company" and Uncertain Future Prospects

While we acquired a parcel of real estate in November 2014 and the real estate was valued at $180,000, we may be viewed as a "shell company" within the meaning of Rule 12b-2 of the Securities Exchange Act of 1934, as amended.

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

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the six months ended June 30, 2016.

SIGNATURE

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:
Insulcrete, Inc.

Date: September 30, 2016	/s/ Vernon G. Gunter Vernon G. Gunter President, Chief Executive Officer & Chief Financial Officer