Form 10-Q
period 2016-09-30
Insulcrete, Inc.
filed 2017-04-11
CIK 841360

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]		QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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
On September 30, 2016, 54,000 shares of the issuer's common stock were outstanding.

Insulcrete, Inc.

TABLE OF CONTENTS

		Page Number

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Balance Sheets	F 1
	September 30, 2016 (unaudited) and December 31, 2015
	Consolidated Statements of Operations (unaudited)	F 2

Three Months Ended September 30, 2016 (unaudited)
and Three Months Ended September 30, 2015 (unaudited)
and Nine Months Ended September 30, 2016 (unaudited)
and Nine Months Ended September 30, 2015 (unaudited)

	Consolidated Statements of Cash Flows (unaudited)	F 3
	Nine Months Ended September 30, 2016 and September 30, 2015
	Notes to Consolidated Financial Statements (unaudited)	F 4
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14
Item 4.	Controls and Procedures	15

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	17
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3.	Defaults Upon Senior Securities	18
Item 4.	[Not Applicable]	18
Item 5.	Other Information	18
Item 6.	Exhibits and Reports on Form 8-K	18

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

Item 1.  Financial Statements

          See F-1

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Insulcrete, Inc.

We have reviewed the accompanying balance sheet of American Insulcrete, Inc. as of September 30, 2016, and the related statements of operations, and cash flows for the three and nine months ended September 30, 2016 and 2015. These financial statements are the responsibility of the Company's management.

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

/S/ KLJ & Associates LLP

KLJ & Associates, LLP
April 10, 2017
Edina, MN

5201 Eden Avenue
Suite 300
Edina, Minnesota 55436
630.277.2330

F 1

INSULCRETE, INC. Condensed Balance Sheets (Unaudited)

	As of September 30, 2016	As of December 31, 2015

ASSETS

Current Assets
Cash	$586	$2,212
Prepaid Expense	-	-

Total Current Assets	586	2,212

Real Estate	180,000	180,000

TOTAL ASSETS	$180,586	$182,212

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	$2,650	$4,500
Note Payable - related party	306,252	295,052
Accured Interest Payable	57,352	50,639

Total Current Liabilities	366,254	350,191

Long-Term Liabilities	-	-

Total Long-Term Liabilities	-	-

TOTAL LIABILITIES	366,254	350,191

Stockholders' Equity (Deficit)
Preferred stock, ($.01 par value, 5,000,000 shares authorized;
Series B - 334,000 shares issued and outstanding as of September 30, 2016 and December 31, 2015	3,340	3,340
Series D - 180 shares issued and outstanding as of September 30, 2016 and December 31, 2015)	2	2
Common stock	540	540
($.01 par value, 100,000,000 shares authorized; 54,000 shares issued and outstanding as of September 30, 2016 and December 31, 2015)
Additional paid-in capital	384,080	384,080
Accumulated Deficit	(573,631)	(555,942)

Total Stockholders' Equity (Deficit)	(185,669)	(167,980)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$180,586	$182,212

See Notes to Financial Statements.

INSULCRETE, INC. Condensed Statements of Operations (Unaudited)

	Nine Months Ended		Three Months Ended

	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Revenues
Revenues	$914	$1,766	-	$203

Total Revenues	914	1,766	-	203

Operating Costs
Administrative Expenses	11,891	11,417	5,661	1,004

Total Operating Costs	11,891	11,417	5,661	1,004

Other Income & (Expenses)
Other income	-	-	-	-
Interest (expense)	(6,713)	(6,381)	(2,282)	(2,184)

Total Other Income & (Expenses)	(6,713)	(6,381)	(2,282)	(2,184)

Net Loss	$(17,690)	$(16,032)	(7,943)	$(2,985)

Basic loss per share	$(0.33)	$(0.30)	(0.15)	$(0.06)

Weighted average number of common shares outstanding	54,000	54,000	54,000	54,000

See Notes to Financial Statements.

INSULCRETE, INC. Condensed Statements of Cash Flows (Unaudited)

	Nine Months Ended

	September 30, 2016	September 30, 2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(17,690)	$(16,032)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Prepaid expenses	-	-
Common stock issued for bonus	-	-
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	(1,850)	(1,412)
Increase (decrease) in interest payable	6,713	6,380

Net cash provided by (used in) operating activities	(12,826)	(11,064)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-
Proceeds from issuance of preferred stock	-	-
Proceeds from issuance of paid-in capital	-	-
Note payable - related party	11,200	13,000

Net cash provided by (used in) financing activities	11,200	13,000

Net increase (decrease) in cash	(1,626)	1,936

Cash at beginning of period	2,212	146

Cash at end of period	$586	$2,082

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$-	$-

Income taxes paid	$-	$-

See Notes to Financial Statements.

INSULCRETE, INC.
Notes to Condensed Financial Statements (unaudited)
As of September 30, 2016

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

b.  Interim Financial Statements

The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, refer to the financial statements and footnotes thereto included in our Form 10-K Report for the fiscal year ended December 31, 2015.

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
As of September 30, 2016

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

INSULCRETE, INC.
Notes to Condensed Financial Statements (unaudited)
As of September 30, 2016

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

INSULCRETE, INC.
Notes to Condensed Financial Statements (unaudited)
As of September 30, 2016

NOTE 4.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $573,631 during the period from May 3, 1988 (inception) to September 30, 2016. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

NOTE 5.  LAND

	September 30, 2016	September 30, 2015

Land	$ 180,000	$ 180,000

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

As of September 30, 2016 the Company has a note payable due to ICBC in the amount of $306,252. This is an unsecured loan with an interest rate of 3%. Total interest recorded for the period ended September 30, 2016 was $6,713. As of September 30, 2016 accrued interest expense is $57,352.

INSULCRETE, INC.
Notes to Condensed Financial Statements (unaudited)
As of September 30, 2016

NOTE 7.  INCOME TAXES

As of September 30, 2016

Deferred tax assets:
Net operating tax carryforwards	$193,386
Other	-0-
Gross deferred tax assets	193,386
Valuation allowance	(193,386)

Net deferred tax assets	$-0-

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
As of September 30, 2016

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

Nine Month Periods Ended September 30, 2016 and September 30, 2015

During the first nine months ending September 30, 2016 ("First Nine Months 2016"), we recorded Revenues of $914. During this period and except for land in Indio, California (the "Real Estate"), we also had no other business, assets, or operations. In contrast, during the nine months ending September 30, 2015 ("First Nine Months 2015"), we recorded $1,766 Revenues of $1,766. All of our Revenues are derived from our Real Estate. During the First Nine Months 2016, we did record $11,891 as administrative expense - these were expenses related to the maintenance of the Real Estate, the Company's corporate charter, accounting, administrative, legal, and related expenses. By comparison, during the First Nine Months 2015, we incurred $11,417 as general and administrative expenses. The 4.15% increase in general and administrative expenses during the First Nine Months 2016 was primarily due to efforts that the Company took to review and maintain corporate records, maintain our filings with the U.S. Securities and Exchange Commission and otherwise generally attend to our corporate affairs.

During the First Nine Months 2016 we had interest expense of $6,713. By comparison during the First Nine Months 2015 we had interest expense of $6,381. All of the interest expense was incurred as a result of the note issued to International Credit Bureau, Inc. ("ICBI") which bears interest at 3%.

As a result, we had a Net Loss of $17,690 during the First Nine Months 2016 compared to a Net Loss of $16,032 during the First Nine Months 2015.

On a per share basis, our Basic Loss Per Share during the First Nine Months 2016 was $0.33 compared to First Nine Months 2015 when the Basic Loss Per Share was $0.30.

Third Quarter Ending September 30, 2016 versus Third Quarter Ending September 30, 2015

During the three months ending September 30, 2016 ("Third Quarter 2016"), we recorded no Revenues and we incurred $5,661 in administrative expenses compared to $1,004 in administrative expenses during the three months ending September 30, 2015 ("Third Quarter 2015") a period in which we recorded $203 as Revenues. The 464% increase in administrative expenses during the Third Quarter 2016 compared to Third Quarter 2015 primarily reflected our efforts in maintaining accurate corporate records to ensure that all of our corporate records are maintained with greater precision. While we incurred greater costs, we do not anticipate that these elevated coasts levels will continue at these levels in the future. However, we cannot assure you that our costs may not increase in the future.

During the Third Quarter 2016, we recorded $2,282 as interest expense on the note issued to International Credit Bureau, Inc. ("ICBI") , while during the Third Quarter 2015, the Company recorded $2,184 as interest expense. No other income or expense was recorded during either of these periods.

As a result, we recorded a Net Loss of $7,943 during the Third Quarter 2016 compared to a Net Loss of $2,985 during the Third Quarter 2015. This resulted, during each period, Basic Loss Per Share of $0.15 for the Third Quarter 2016 and Basic Loss Per Share of $0.06 for Third Quarter 2015.

Liquidity and Capital Resources

The Company has no real liquidity and no apparent source of financing apart from the arrangement that it has established with ICBI. As of September 30, 2016, we had an outstanding balance due ICBI of $306,252. On a going-forward basis, we anticipate that we may need between $23,000 to $35,000 or more annually merely to maintain our corporate existence and pay the expenses and costs that we likely will incur to ensure that we can remain a corporate enterprise with all of our attendant responsibilities, filings, and associated documentation. For these and other reasons, our management recognizes the adverse difficulties and continuing severe challenges we face. Apart from the limited assurances that the Company has received from ICBI, there can be no assurance that the Company will receive any financing or funding from any source or if any financing should be obtained, that existing shareholders will not incur substantial, immediate, and permanent dilution of their existing investment.

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

5.  Subordinate to Existing and Future Debt & "Blank Check" Preferred Stock.  All of the Common Stock is subordinate to the claims of the Company's existing and future creditors and our existing Series B Preferred Stock, our existing Series D Preferred Stock, and any future holders of the Company's preferred stock. Our Certificate of Incorporation grants our Board of Directors the right to issue shares of our Preferred Stock on a "blank check" basis: in one or more series each with such rights and privileges as our Board of Directors determines and without obtaining any approval from our common stockholders.

6.  Other Factors Cited in Form 10-K As Previously Filed.  The Company faces many risks and uncertainties. These also include those risks and uncertainties recited in the Company's most recent Form 10-K. Any investor who purchases the Company's Common Stock should be prepared to lose their entire investment.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2016, that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

SIGNATURE

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:
Insulcrete, Inc.

Date: April 10, 2017	/s/ Vernon Gunter Vernon Gunter President, Chief Executive Officer Chief Financial Officer