Form 10-K
period 2016-12-31
Insulcrete, Inc.
filed 2017-08-21
CIK 841360

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   X      No

          Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No X

State issuer's revenues for its most recent fiscal year: $0.

          State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $0 as of April 3, 2017.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 54,000 Shares as of December 31, 2016.

Transitional Disclosure Format (Check one): Yes No X

INSULCRETE, INC.
FORM 10-K
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

Filing for Forward Stock Split of March 2016

          The holders of a majority of our outstanding stock approved a 60 for one forward split of our Common Stock (the "Forward Split"). The Forward Split was also approved by our Board of Directors and is to take effect upon such date to be approved by the Financial Industry Regulatory Authority (FINRA). We anticipate that the Forward Split will serve to better allow the Company to raise capital and otherwise implement a strategy that may, if circumstances and market conditions allow, allow us to better serve the interests of our stockholders. We did not proceed with the Forward Split and our Board of Directors determined to defer the Forward Split until the Board can complete its further review. The Company will timely file a Form 8-K upon completion of the Board's review.

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

Current Plan of Operation

          Currently, we have assets $180,012 which primarily consists of .20 acres of land located in Indio, California valued at $180,000. We acquired the land because, in the view of our President, it may offer us greater flexibility in the future if circumstances and market conditions allow.

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

9. Lack of Dividends & Obligations to International Credit Bureau, Inc. We have not paid dividends and do not contemplate paying dividends in the foreseeable future. As of December 31, 2016, we owed International Credit Bureau, Inc. (ICBI) the sum of $310,452 under the terms of a promissory note that bears interest at 3%. The obligations under this Note are significantly greater than our current financial resources and there can be no assurance that we will have or obtain the ability to pay these obligations. We also issued 180 shares of our Series D Preferred Stock to ICBI, as well.

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

12. Possible Rule 144 Stock Sales. Many of our shares of our outstanding Common Stock are "restricted securities" and may be sold only in compliance with Rule 144 adopted under the Securities Act of 1933, as amended or other applicable exemptions from registration. In addition to the "unavailability provisions" of Rule 144(i), Rule 144 provides that a person holding restricted securities for a period of one years may thereafter sell in brokerage transactions, an amount not exceeding in any three month period the greater of either (i) 1% of the Company's outstanding Common Stock, or (ii) the average weekly trading volume during a period of four calendar weeks immediate preceding any sale. Persons who are not affiliated with the Company and who have held their restricted securities for at least three years are not subject to the volume limitation. Possible or actual sales of the Company's Common Stock by present shareholders under Rule 144 may have a depressive effect on the price of the Company's Common Stock in any market which may develop. However, since we are a "shell company" (as that term is defined in Rule 144(i)), any holder of our restricted common stock is not able to claim the exemption provided by Rule 144 to allow to utilize this exemption. Any person who acquires our common stock in any private placement should carefully review Rule 144(i) since any potential public resale may be limited or be deemed impossible in most circumstances.

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

          Our securities are subject to the above rules on penny stocks and the market liquidity for our securities could be severely affected by limiting the ability of broker/dealers to sell our securities.

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

Item 4.  Submission of Matters to a Vote of Security Holders

          In March 2016 we filed our Information Statement on Schedule 14C DEF for the Forward Split of our Common Stock with the Securities and Exchange Commission. However and as stated above, our Board of Directors has determined not to proceed and effect the Forward Split until it reviews certain matters. As a result, the Forward Split has not been effectuated. Prior to the distribution of the Information Statement, the holders of a majority of the outstanding voting rights approved the sixty for one forward split of our Common Stock.

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

2014
No Trading

2015
No Trading

2016
No Trading

          We have followed the policy of reinvesting earnings in the business and, consequently, we have not paid any cash dividends. At the present time, no change in this policy is under consideration by our Board of Directors. The payment of cash dividends in the future will be determined by the Board of Directors in light of conditions then existing, including our earnings, financial requirements and condition, opportunities for reinvesting earnings, business conditions and other factors. The number of shareholders of record of Common Stock on December 31, 2016 was approximately 737.

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

Results of Operations

Fiscal Year Ending December 31, 2015 and Fiscal Year Ending December 31, 2016

          Total Revenues for the year ended December 31, 2016 ("Fiscal 2016") were $914. The limited revenues reflected our limited business activity by us during Fiscal 2016. By comparison, during the fiscal year ending December 31, 2015 ("Fiscal 2015"), we had $1,766 in revenues. During Fiscal 2015, we similarly had limited business activity except that we did acquire a parcel of .20 acres of land in October 2014. We continue to hold this land and we have not undertaken any business strategy with respect to this land.

          Administrative Expenses were $18,665 during Fiscal 2016 compared to $18,287 during Fiscal 2015. The increase from Fiscal 2015 to Fiscal 2016 was modest and reflected management's actions and increased efforts to control costs and limit expenses while also preserving the existence of the Company and possible acquisition opportunities. At all times we have attempted to control costs for overhead, management, and other administrative costs to the lowest possible levels but we cannot assure that we will be successful in these efforts.

          On October 14, 2014, we acquired .20 acres of Land in Indio, California. The land was acquired from International Credit Bureau, Inc., a related party, in exchange for 180 shares of our newly-designated Series D Preferred Stock.

          During Fiscal 2016 and Fiscal 2015, we had interest expense of $8,953 and $8,592, respectively. This interest expense was due on the note issued to International Credit Bureau, Inc. ("ICBI") which the Company issued in payment of monies received from time to time from ICBI, a related party. We also had $0 in other expenses in Fiscal 2016 and Fiscal 2015. As a result, we recorded a Net Loss of $26,703 in Fiscal 2016 compared to a Net Loss of $25,113 in Fiscal 2015. Our Basic Loss Per Share in Fiscal 2016 was $0.49 compared to a Basic Loss Per Share of $0.47 in Fiscal 2015.

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

          Our existence is entirely tenuous and uncertain. Our management believes that we will likely require approximately $25,000 to $40,000 or more in financing per year to maintain our corporate existence and we have not received any indication that such funds are or will become available except that, currently, we have obtained and rely upon funding of $310,452 (as of December 31, 2016) from International Credit Bureau, Inc. ("ICBI") (a related party) under the terms of a promissory note that bears interest at 3%. The arrangement, the issuance of the 180 shares of our Series D Preferred Stock, and the Note issued to ICBI are transactions with a related party and there can be no assurance that we will continue to obtain funds from ICBI in the future. Further, we are aware that all transactions with any related party carry with them the possibility that the transaction may be viewed as unfair and the product of a conflict of interest. A conflict of interest arises whenever a party has an interest on both sides of a transaction. While we believe that the transactions with ICBI were undertaken on fair and reasonable terms - similar to that which the Company could obtain from an independent unrelated third party, there can be no assurance that the Company's transactions with ICBI were obtained on terms that were no more than that from an independent third party.

<TOC>

Impact of Inflation

          Inflation has not had a significant effect on the Company's operation during the three years ending December 31, 2016.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded (as of December 31, 2016 and as a result of management's further review of these matters, that our disclosure controls and procedures were not effective because of the untimely filing of the management report on the internal controls and due to the untimely filing of our annual and quarterly reports with the Commission. We are proceeding with steps that may improve certain procedures and we hope that in the future that we will be able to timely file reports with the Securities and Exchange Commission on a timely basis. But we cannot assure you that we will be successful in these efforts.

However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Since we are a small company with only one officer/director who has a full time job and only briefly gives time and attention to the Company, we think that in our circumstances and given the meager revenues and only one real asset, we think we can provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. We think that our internal controls are adequate to allow executive management's review and approval of all transactions.  Our internal control over financial reporting also includes those policies and procedures that generally.
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

<TOC>

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management with our bookkeeper keeps our books and records for financial reporting for our 2016 fiscal year. We believe that while these assessments are informal and do not utilize systems that other larger companies utilize, they are sufficient to ensure that our internal control over financial reporting and testing of the operational effectiveness of these controls are reasonable and sufficient given our circumstances.

We believe that our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

          None.

<TOC>

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

          The names and ages of the Directors and Executive Officers of the Company are as follows:

Name	Age	Position	Since
Vernon Gunter	76	Chairman, President, & CEO	07-14-2015

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

          The Company is required to identify Covered Persons that the Company knows have failed to file or filed late Section 16(a) reports during the previous fiscal year. To the Company's knowledge, the following Covered Persons during the fiscal year ended December 31, 2016 failed to file on a timely basis reports required by Section 16(a) of the Exchange Act:

Name	Position	Number of Reports Not Filed on a Timely Basis (1)
Vernon Gunter	President, Chairman of the Board, CEO, CFO	Form 3; Form 5

(1) To the Company's knowledge in the fiscal year ended December 31, 2016.

No director of the Company is also currently a director of any company registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended or any company registered as an investment company under the Investment Company Act of 1940, as amended.

<TOC>

Item 11.  Executive Compensation

          The Company's Board of Directors has authorized the compensation of its officers with the following annual cash salaries:

SUMMARY COMPENSATION TABLE (1)

		Annual Compensation			Long-Term Compensation

Awards Payouts

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Other Annual Compen-sation ($) (e)*	Restricted Stock Awards (s) ($) (f)	Securities Underly-ing Options/ SARs (#) (g)	LTIP Payouts ($) (h)	All Other Compen-sation ($) (i)

Vernon Gunter Chairman, President, CEO, and CFO	2014 2015 2016	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	0 0 0	$0 $0 $0	$0 $0 $0

Footnote:
1 No other compensation was paid, accrued or received by any of the Company's officers or directors for any of the years shown.

Compensation Discussion and Analysis

          The Company has not paid and has incurred no obligations for the payment of any compensation to its sole officer and director during the fiscal years ending December 31, 2014, 2015, and 2016.

Compensation of Non-Executive Directors

          Non-executive directors do not receive compensation but are reimbursed for their expenses for each meeting of the board that they attend.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information relating to the beneficial ownership of the Company common stock by those persons beneficially holding more than 5% of the Company's common stock, by the Company's directors and executive officers, and by all of the Company's directors and executive officers as a group as of December 31, 2016.

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

<TOC>

Item 13.  Certain Relationships and Related Transactions

          The Company entered in an agreement with International Credit Bureau, Inc. ("ICBI"), a company owned and controlled by a relative of Lisa Norman, the Company's former Chairman, President, CEO, and Treasurer. Under the terms of the Agreement, the Company borrowed an aggregate of $310,452 as of December 31, 2016 as a promissory note issued to International Credit Bureau, Inc. (a related party). The interest rate on the note is 3% and the note allows the Company to borrow funds, from time to time, to increase the principal amount of the note, as the parties mutually agree.

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

Audit Fees

KLJ and Associates, LLP is expected to bill approximately $7,000 for the audit of our 2016 annual financial statements. For the fiscal year ended December 31, 2015, KLJ and Associates, LLP billed $7,000 for the audit of our annual financial statements and review of our Form 10-Q filings.

Audit-Related Fees

There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under "Audit Fees" for fiscal years 2015 and 2016.

Tax Fees

There were no fees billed for tax compliance, tax advice, and tax planning services for the fiscal years ended December 31, 2015 and 2016.

All Other Fees

There were no fees billed for other services for the fiscal years ended December 31, 2015 and 2016.

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

(Registrant:) INSULCRETE, INC.

/s/ Vernon Gunter Vernon Gunter President, Chief Executive Officer & Chairman of the Board	Date: August 21, 2017

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Vernon Gunter Vernon Gunter President, Chief Executive Officer and Chairman of the Board	Date: August 21, 2017

<TOC>

KLJ
& Associates, LLP
CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Insulcrete, Inc.

We have audited the accompanying balance sheets of Insulcrete, Inc. (the "Company") as of December 31, 2016 and 2015 , and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2016 and 2015. Insulcrete, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Insulcrete, Inc. as of December 31, 2016 and 2015 and the results of their operations, and their cash flows, for the years ended December 31, 2016 and 2015, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ KLJ & Associates, LLP

KLJ & Associates, LLP
Edina, MN

August 21, 2017

5201Eden Avenue
Suite 300
Edina, MN 55436
630.277.2330

<TOC>

INSULCRETE, INC. Balance Sheets

	As of December 31, 2016	As of December 31, 2015

ASSETS
Current Assets
Cash	$12	$2,212

Total Current Assets	12	2,212

Long-Term Assets
Land	180,000	180,000

Total Long-Term Assets	180,000	180,000

TOTAL ASSETS	$180,012	$182,212

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$4,651	$4,500
Note Payable - related party	310,452	295,052
Accrued Interest Payable	59,592	50,639

Total Current Liabilities	374,695	350,191

Long-Term Liabilities	-	-

Total Long-Term Liabilities	-	-

TOTAL LIABILITIES	374,695	350,191

Stockholders' Equity (Deficit)
Preferred stock, ($.01 par value, 5,000,000 shares authorized;
Series B - 334,000 shares issued and outstanding as of December 31, 2016 and December 31, 2015.	3,340	3,340
Series D - 180 shares issued and outstanding as of December 31, 2016 and December 31, 2015.)	2	2
Common stock ($.01 par value, 100,000,000 shares authorized;
54,000 shares issued and outstanding as of December 31, 2016 and December 31, 2015)	540	540
Additional paid-in capital	384,080	384,080
Acumulated deficit	(582,645)	(555,942)

Total Stockholders' Equity (Deficit)	(194,683)	(167,980)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$180,012	$182,212

See Notes to Financial Statements

INSULCRETE, INC. Statements of Operations

	Year Ended December 31,
	2016	2015

Revenues
Revenues	$914	$1,766

Total Revenues	914	1,766

Operating Costs
Administrative Expenses	18,665	18,287

Total Operating Costs	18,665	18,287

Income (loss) from Operations	(17,751)	(16,521)

Other Income & (Expenses)
Other income	-	-
Interest (expense)	(8,953)	(8,592)

Total Other Income & (Expenses)	(8,953)	(8,592)

Net Loss	$(26,703)	$(25,113)

Basic loss per share	$(0.49)	$(0.47)

Weighted average number of common shares outstanding	54,000	54,000

See Notes to Financial Statements

INSULCRETE, INC. Statement of Changes in Stockholders' Equity (Deficit)

	Preferred Stock	Preferred Stock Amount	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance, December 31, 2013	334,000	$3,340	54,000	$540	$204,082	$(493,571)	$(285,609)

Preferred Stock series D issued for Land	180	2			179,998		180,000

Net Loss, December 31, 2014						(37,258)	(37,258)

Balance, December 31, 2014	334,180	$3,342	54,000	$540	$384,080	$(530,829)	$(142,867)

Net Loss, December 31, 2015						(25,113)	(25,113)

Balance, December 31, 2015	334,180	$3,342	54,000	$540	$384,080	$(555,942)	$(167,980)

Net Loss, December 31, 2016						(26,703)	(26,703)

Balance, December 31, 2016	334,180	$3,342	54,000	$540	$384,080	$(582,645)	$(194,683)

See Notes to Financial Statements

INSULCRETE, INC. Statements of Cash Flows

	Year Ended December 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(26,703)	$(25,113)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Common stock issued for bonus	-	-
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	151	1,588
Increase (decrease) in interest payable	8,953	8,591
Decrease (increase) in prepaid expenses	-	1,600

Net cash provided by (used in) operating activities	(17,600)	(14,934)

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease (increase) Real Estate	-	-

Net cash provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-
Proceeds from issuance of preferred stock	-	-
Note payable - related party	15,400	17,000

Net cash provided by (used in) financing activities	15,400	17,000

Net increase (decrease) in cash	(2,200)	2,066

Cash at beginning of year	2,212	146

Cash at end of year	$13	$2,212

Interest paid	$-	$-

Income taxes paid	$-	$-

Non-cash transactions affecting Operating, Investing and Financing activities

Preferred Stock series D issued for Land	$-	$-

See Notes to Financial Statements

INSULCRETE, INC.
Notes to Financial Statements
As of December 31, 2016 and 2015

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

NOTE 4. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $582,645 during the period from May 3, 1988 (inception) to December 31, 2016. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

NOTE 5 LAND
	December 31, 2016	December 31, 2015

Land	180,000	180,000

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

As of December 31, 2016 the Company has a note payable due to ICBC in the amount of $310,452. This is an unsecured loan with an interest rate of 3%. Total interest recorded for the period ended December 31, 2016 was $8,953. As of December 31, 2016 accrued interest expense is $59,592.

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

	As of December 31, 2016	As of December 31, 2015

Deferred tax assets:
Net operating tax carryforwards	$ 196,451	$ 187,372
Other	-0-	-0-

Gross deferred tax assets	196,451	187,372
Valuation allowance	(196,451)	(187,372)

Net deferred tax assets	$-0-	$-0-

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